Form 10KSB
period 2001-12-31
MARINE JET TECHNOLOGY CORP
filed 2002-08-05
CIK 1139683

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the Fiscal Year Ended December 31, 2001

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the Transition Period from __________ to

Commission File Number 000-33297


               MARINE JET TECHNOLOGY CORPORATION
         (Name of small business issuer in its charter)

            Nevada                         88-0450923
(State or other jurisdiction of  (I.R.S. employer identification
incorporation or organization)               number)

500 N. Rainbow Blvd., Suite 300               89107
         Las Vegas, NV
(Address of principal executive            (Zip code)
           offices)

Issuer's telephone number: (425) 869-2723

Securities Registered Pursuant to Section 12(b) of the Act: NONE

   Title of each class      Name of each exchange on which registered





Securities Registered Pursuant to Section 12(g) of the Act:

                             COMMON
                        (Title of class)


                        (Title of class)



PAGE-1-



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [   ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) N/A

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State  the  number of shares outstanding of each of the  issuer's classes  of  common  equity, as of the latest  practicable  date.
20,732,570

               DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated:
(1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                   FORWARD LOOKING STATEMENTS

     This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Marine Jet Technology Corporation's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. However, the forward-looking statements contained herein are not covered by the safe harbors created by Section 21E of the Securities Exchange Act of 1934.



PAGE-2-



PART I

ITEM 1.  BUSINESS.

A.     Business Development and Summary

     Marine  Jet Technology Corp. was incorporated in  Nevada  on
February   9,  2000,  to  develop  and  market  boat   propulsion
technology developed by our President, Jeff P. Jordan.

     Prior to our inception, Mr. Jordan was granted several patents in the United States, the European Union, Australia and New Zealand. In addition, one patent is pending in Canada. For more information, please refer to the United States Patent and Trademark Office web site at www.uspto.gov. These patents protect various elements of a marine propulsion system that Mr. Jordan had developed with his partner Mr. Robert J. Tomlinson, a holder of our common stock.

     Also, prior to our formation, Mr. Jordan asked Mr. David L. Lyman, a current shareholder, who owns and operates a contract-manufacturing firm, to assist in the design of a prototype engine. Mr. Lyman would assist in making the propulsion system suitable for mass production using automated equipment. Mr. Lyman owns and operates IDA, Inc. and has gone to Japan to accept awards as the top quality contract manufacturer for Mitsubishi Heavy Industries. Through IDA, Inc., Mr. Lyman supplies automotive parts machining services to Honeywell and others in the US. His current production is mostly in turbo charger components and intake manifolds, which end up in production vehicles from Volvo, Chrysler and several Japanese manufacturers. Prior to founding IDA, Mr. Lyman was a component part supplier for Genie Garage Door Openers and various other companies. He was associated with Mr. Jordan in the design, manufacture and installation of commercial hydroelectric systems on municipal water systems in Montana for cogeneration. He also has a long history as tool and die maker, pattern maker and model maker.

     On May 19, 2000, we entered into a Proprietary Rights Agreement with Mr. Lyman, whereby we received any and all proprietary rights and future benefits derived from Mr. Lyman's design, development and work on the prototype propulsion system. In accordance with this agreement, we issued 1,000,000 shares of common stock to Mr. Lyman. The value of Mr. Lyman's proprietary rights was negotiated between and among Messrs. Lyman, Jordan and Tomlinson.

     On May 19, 2000, we entered into a Technology License Agreement with Messrs. Jordan and Tomlinson. In accordance with this agreement, Messrs. Jordan and Tomlinson assigned the rights to three United States patents they owned as individuals, as well as any improvements, reissues or extensions of those patents in the United States or abroad. In exchange for this patent, we issued an aggregate of 15,875,000 shares of common stock - of which Mr. Jordan received 14,287,500 common shares and Mr. Tomlinson received 1,587,500 shares of common stock.

     In  August of 2001, we purchased assets from Mr. Jordan  for
cash.   The  assets included a test boat, patterns for  component
castings and related equipment.

B.     Business of Issuer

1) Principal products or services and their markets

     We intend to develop marine jet propulsion systems for sale and to license the rights to manufacture such systems and/or boats incorporating such technology under the name "Quick Jet." Marine Jet Technology seeks to develop and market the Quick Jet technology to produce a proprietary marine jet propulsion system that offers the low-speed thrust and acceleration of a propeller drive, while retaining the safety, convenience and maneuverability of a traditional jet design.

     Existing jet boats have the identical problem as the first generation of jet airplanes: although they have high top speeds and are exceptionally maneuverable compared to boats powered by other engine types, initial acceleration is poor. Historically, jet propulsion systems were sized for speed and lacked the low speed thrust required for docking and acceleration. They could either go fast with poor acceleration or could provide acceleration at the trade-off of low top speed.

     If it were not for these operating range restrictions, our management believes that the majority of boats would be water-jet powered. Propellers and jets both move a column of water in the opposite direction to propel a boat. The propeller's discharge column is submerged, but can be seen and felt. A Marine Jet propulsion system is essentially a propeller in a tube, which has an inlet to supply water to the propeller and a nozzle to direct the propeller's discharge. Our technology allows the use of smaller motors which reduces noise and lowers boat weight and fuel consumption, while providing higher acceleration, higher thrust at low boat speeds and heavy load carrying capacity. Our management believes that jets are safer than out-drives because there is no exposed propeller in the water. In addition, our management believes that jet propulsion systems are more maneuverable than out-drives because the jet outlet is directionally controlled.



PAGE-3-



     MJTC's intelligent inlet duct adjusts to recover the velocity head of the incoming water at all planing speeds and at all throttle positions. This higher inlet efficiency is most important in designs based on larger jets. Larger jets, in turn, are desirable because they produce more thrust at low boat speeds. This parallels engine development in commercial aircraft where high-bypass turbofans move more air through a larger jet for shorter takeoffs.

     A combination of larger jet size, efficient inlet duct, and variable nozzle allows greater low speed thrust while increasing top speed and maintaining higher propulsion efficiency at all boat speeds and accelerations over traditional out-board motors. These three innovations work together to move a high volume of water with an efficient inlet duct and an efficient pump operation under all operating conditions:

1. Larger jet size is desirable because they create greater thrust than smaller ones. However, the bigger the jet, the more power that is lost in the ordinary inlet duct. This power loss has to be made up by the motor and the pump.
2. An intelligent inlet duct automatically adjusts to recover the power of the incoming water at all planing speeds and at all throttle positions. As the inlet duct becomes more efficient, it increases pressure on the nozzle, which results in higher flow through the system. Unfortunately, higher water flow through the system results in reduced pump efficiency. Hence the need for the variable nozzle to regulate the system flow for pump efficiency.
3. Thus, a variable rectangular steering nozzle is needed to regulate the system flow for pump efficiency, thereby allowing simultaneous control of nozzle area and steering direction to maintain peak efficiency over wide ranges of boat speed, pump shaft speed and steering vectors.

     We originally developed the idea of the Marine Jet propulsion system for use in the recreation boating arena. We now also intend to market our water-jet system for commercial use under the name "WorkJET." With more thrust at low boat speeds and larger load carrying capacity than previous marine engine types, our management believes that the WorkJET will operate efficiently both inshore and in heavy seas. It has the shallow draft of a jet, yet the stability, sea-keeping and dynamic breaking of a propeller in big swells.

     We believe that this market is ideal for our product because jet propulsion systems are preferred in the fishing industry for their shallow draft and ability to operate over nets. Until WorkJET, however, our management believes that fishing jets have been inefficient under load and at the slower boat speeds required by heavy seas. It is our management's belief that the WorkJET's thrust at high and low speeds gives it the advantage over traditional jets.

     The engines used with the prototype Quick Jet are the same as are used with existing jets, inboards and stern drives. All use the same engines, which are automobile/truck engines with marine manifolds. We do not contemplate developing an entirely new engine or drive system; instead, our management seeks to improve the use of such engines. The mechanical components that differentiate a Quick Jet boat from an inboard boat or stern drive boat are the gear reduction and the hydraulic appliances in the inlet duct, the pump, the nozzle and the control system. By design of Messrs. Jordan and Lyman, the drive components are expected to be easily manufactured using common processes and methods. We have a production prototype under test and development, which was the first unit to test these manufacturing concepts. This design is intended for 18' to 26' boats, the largest boat segment in dollar terms. We intend to have our finalized design manufactured under a common contract based on ISO 9000 quality specifications. To date, we are continuing testing and development, and has not finalized the design of the Quick Jet system.

2) Distribution methods of the products or services

     Our goal is to sell the Quick Jet system in combination with available marine motors to boat manufacturers, who will produce boats incorporating the licensed technology. We may also license one or more manufacturers to sell systems based on the technology. In return, manufacturers will pay us a royalty on each boat or engine sold that utilizes our technology. At this time, we do not intend to produce the Quick Jet engines in-house.



PAGE-4-



     Marine Jet anticipates that the use of existing production and sales capacity offers the most rapid market penetration. For this reason, our strategy centers on developing joint venture and licensing relationships with boat and motor manufacturers. We have yet to identify such companies or enter into any manufacturing relationships or joint ventures.

     Our Internet site, "www.marinejettech.com," is available for industry participants and consumers to learn about our Quick Jet technology. We believe that our web site is ideal for answering technical questions, building credibility and creating market interest.

     Additionally, we have produced a video exhibiting the performance of its test boat. These will be used as 5-minute video commercials that will initially be distributed on VHS cassettes. We are planning to distribute this and future video on CD-ROM, DVD and over the Internet to potential clients or licensees.

3)   Status of Any Publicly Announced New Product or Service

     We have developed a fully-operation prototype propulsion system. This system has been undergoing test, research and further development by our management. Our management has been working on the controls for the system to improve the maneuverability and convenience of the QuickJet. Although the prototype has generally met our management's expectation, we have been unable to retain either an independent firm or the instrumentation for management to accurately measure the performance specifications of the prototype.

4) Competition

     Our management estimates that the marine propulsion system market is dominated by a few large manufacturers. Our management also believes that this market has stagnated due to a lack of innovative new products and that the dominant companies rely almost exclusively on economies of scale to maintain their positions. However, we see no unusual barrier to entry, because:

1. There are many small manufacturers operating in niches with regional distribution;
2.   The cost of expanding boat production is relatively small;
and
3. There are several retail channels for trailerable boats, including boat shows, boat dealers, personal water vehicle dealers and automobile dealers.

     We believe the market advantages of a Quick Jet as compared to a propeller are:

1.   Better maneuverability, due to  redirection of the jet;
2. Safety, since the propeller is enclosed, it cannot harm people or marine animals; and
3. Dependability and reduced maintenance costs, because the propeller cannot entangle or strike submerged objects.

     Conversely, we considers that disadvantages of the Quick Jet are:

1. Size - the Quick Jet is larger to handle more water, although the Company has identified methods to make the system unobtrusive;
2. Placement in the boat - the motor must be placed in an area of the boat to allow for more efficient water flow, which can affect the floor plan of the boat; and
3. Increased cost - the Quick Jet manufacturing process will initially not enjoy economies of scale that mass-produced propeller drives possess.



PAGE-5-



5)   Raw Materials

     Mr. Dave Lyman, owner of IDA, Inc., based in Heron, Montana, and a holder of our stock, has consulted in the design of the Quick Jet system to make it suitable for contract manufacturing of system components. We believe that there are sufficient sources of supply for each component of the propulsion system. We are not aware of any element of the system that requires unusual or specialized manufacturing techniques.

7)   Patents,   trademarks,  licenses,  franchises,  concessions,
royalty agreements or labor contracts, including duration

     Prior to our inception, Mr. Jordan was granted US Patent 5,658,176 in August of 1997, US Patent 5,679,035 in October of 1997 and US Patent 5,683,276 in November of 1997. Patents corresponding to US Patent 5,658,176 have also been granted in the EU, Australia and New Zealand and one is pending in Canada. These patents cover methods of the following:

1. More efficiently recovering hydraulic power in the inlet duct of the propulsion system,
2.   Regulating the system flow for water pump efficiency and
3. Moving a higher mass flow rate of the water for greater thrust.

     Due to the length and detail of the information contained in the patent documentation, we refer you to view these documents at the United States Patent and Trademark Office's Internet site, which can be found at www.uspto.gov.

     We exclusively license the rights to patents covering the operation and design of a marine propulsion system. Steps taken by us to protect these proprietary rights may not be adequate to prevent misappropriation of such rights or third parties from independently developing a functionally equivalent or superior technology.

     Our US Patents expire as follows:

1.   Patent 5,658,176 expires in December 2015,
2.   Patent 5,679,035 expires in February 2016 and
3.   Patent 5,683,276 expires in February 2016.

8)   Governmental Approval

     We know of no government approval required for the Quick Jet. We seek to engage prospective contract manufacturers that are already in compliance with government regulations relating to workplace safety, payroll taxes and fair hiring practices, although there is no guarantee of our ability to enter into relationships with such companies.

9) Effect of existing or probable governmental regulations on the business

     We believe that the effect of existing or probable regulations in this business segment will have a positive effect on our operations. With respect to public safety regulations, we intends to compete against an exposed propeller system with a completely enclosed water jet system, which it believes will eliminate a significant number of accidents resulting from exposed propellers. With respect to current and probable environmental regulations, we believe we will have a similar advantage from eliminating environmental damage done by propellers to manatees, fish, sea grass and other aquatic life. With respect to pollution regulations, we believe our propulsion technology will encourage the use of four-cycle engines rather than two-cycle engines that produce much more air and water pollution. With respect to noise regulations, we believes our designs will isolate gear whine and other propulsion system noise within an acoustically insulated engine enclosure.

10) Research and development activities

     Since our inception, we have been working on the controls for the boat to better demonstrate the maneuverability and convenience that this system offers. We have purchased approximately $1,200 in control components for this purpose.

     Generally, the prototype has been under test for nearly two years. Despite performance meeting our management's general expectations, we have been operating on limited funds and has been unable to secure instrumentation, which is relatively capital-intensive, to measure performance properly. We have replaced several system components with improved designs, and are currently working on the ergonomics of the operator interface. The performance of any boat and propulsion system combination is greatly affected by the hull design, so any performance specifications obtained from the test boat will not be directly applicable to other hull designs.



PAGE-6-



     Additionally, the stock and cash paid for the rights to proprietary technology indirectly cover time and money personally spent by the developers of such technology.

11)  Environmental Laws

     We believe that the Quick Jet is designed to consume less fuel and produce less pollution, less noise and less damage to aquatic life than the current exposed-propeller technology, which will allow contract manufacturers to produce a product that is compliant with environmental legislation.

12) Number of total employees and number of full time employees

     We presently have two part-time employees, Jeff P. Jordan, President, and Martha Jordan, Secretary. Mr. Jordan dedicates approximately 75% of his time to our operations, while Mrs. Jordan commits approximately 20% of her time to Marine Jet. Our employees are not represented by a collective bargaining agreement, and our management believes that out relations with our employees are good.

C.     Reports to Security Holdings

(1)  Annual reports

     We  have  been  subject to the reporting requirements  under
Section 12(g) of the Securities Act of 1934 as of December 29, 2001. This annual report on Form 10-KSB for the year ended December 31, 2001 is being filed delinquent. Our management intends to file future reports with the SEC in a timely manner. Such annual reports will include audited financial statements.

(2)  Periodic reports with the SEC

     As of the date of this Registration Statement, we have not been filing periodic reports with the SEC. we are delinquent in our filings, and fully intends to bring our reports current by filing the necessary forms and reports. We further intend to file periodic reports with the SEC as required by laws and regulations applicable to fully reporting companies.

(3)  Availability of filings

     The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 2.  PROPERTIES

     Our principal offices are located at 500 North Rainbow Blvd, Suite 300, Las Vegas, NV 89107, telephone: (425) 869-2723. We are leasing the office space pursuant to an agreement that expires in July 2002. The agreement is subject to automatic annual renewal unless explicitly terminated by the parties. The monthly lease payment is approximately $135. We believe that this arrangement is suitable given the limited nature of our current operations. There are currently no proposed programs for the renovation, improvement or development of the facilities we currently utilize.

     We also utilizes office space in the State of Washington, which space is provided by an officer and director at no cost to us. This space totals approximately 200 square feet. The space is furnished with computers, printers, and various other office furniture and equipment.



PAGE-7-




ITEM 3.  LEGAL PROCEEDINGS

     We are not subject to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

















PAGE-8-



                             PART II

ITEM  5.   MARKET  FOR  REGISTRANT'S COMMON  EQUITY  AND  RELATED
STOCKHOLDER MATTERS

A.     Market information

     There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resales. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements, or understandings with any person with regard to the development of a trading market in any of our securities.

B.     Holders

     As  of  the date of this registration statement, we had  106 holders of record of our common stock.

C.     Dividends

     We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts as the board of directors deems relevant. We are not limited in our ability to pay dividends on our securities.

D.     Securities   authorized  for   issuance   under   equity
compensation plans

     Not applicable.

ITEM  6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN   OF
OPERATION

                   FORWARD LOOKING STATEMENTS

     Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

  1. Our ability to maintain, attract and integrate internal management, technical information and management information systems;

  2.   Our ability to generate customer demand for our products;

  3.   The intensity of competition; and

  4.   General economic conditions.

     All written and oral forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.



PAGE-9-



Overview

     Marine Jet Technology Corporation is a corporation formed in the State of Nevada in February 9, 2000. We intend to develop marine jet propulsion systems for sale and to license the rights to manufacture these systems and/or boats incorporating our technology under the name "Quick Jet." We plan to develop and market the Quick Jet technology to produce a proprietary marine jet propulsion system that offers the low-speed thrust and acceleration of a propeller drive, while retaining the safety, convenience and maneuverability of a traditional jet design.

     We have conducted our operations since February 2000. We have generated no revenues and we have accumulated losses $68,368 since we were formed. As of the date of this report, we have not secured any rights to sell our planned products and there have not been any third party companies engaged related to the manufacturing, supplying, shipping, billing or processing of the proposed e-commerce business operations.

Plan of Operation

     Since our formation on February 9, 2000 through December 31, 2001, we accumulated a deficit of $68,368. For the year ended December 31, 2001, we incurred a net loss of $49,650. Our efforts have focused primarily on the development of our plan of operations, entering into agreements to utilize proprietary technology, obtaining assets to further develop a prototype Quick Jet motor and raising working capital through equity financing.

     Our management anticipates the need to recruit a management team experienced in the marketing of new technology in similar markets, to generate interest in our Quick Jet technology. However, due to the limited availability of funds with which to pay salaries, we intend to make stock options a substantial portion of the compensation package for such a management team. The conversion of such securities may dilute your interest in our company as a shareholder.

     We have developed controls for the test boat and used it to produce a promotional video, which we are disseminating to industry participants. Our management believes that the cash on hand will limit the progress on these tasks and that failure to obtain additional financing will delay or prevent the completion of such promotional material.

     To fund our operations for the year 2002, our management believes that our current financial resources will not be adequate to provide for our working capital needs. There are no preliminary loan agreements or understandings between us, our officers, directors or affiliates or lending institutions. We have no arrangements or commitments for accounts and accounts receivable financing. There are no plans or intentions to acquire a significant plant and/or any equipment, nor to divest any of our current assets or equipment.

     Our management expects the need to raise additional capital via a public or private offering of equity or debt securities to provide funding for ongoing operations. There are no formal or informal agreements to attain such financing. Any capital attained from the sale of equity or debt securities will be utilized to manufacture an initial production run of Quick Jet systems to provide to potential customers for testing in their boats. In order to be able to begin producing marketable Quick Jet systems, we intend to use any proceeds from sales of our equity or debt securities to purchase patterns for castings, tooling for machining those castings and labor to assemble and test the production Quick Jet systems that result. However, we cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, our management believes that it would be unlikely for us to continue as a going concern.

     Because we are a development stage company with no significant operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our plan of operations. We have no alternative plan of operations. In the event that we do not receive financing or our financing is inadequate or if we do not adequately implement an alternative plan of operations that enables us to conduct operations without having received adequate financing, we may have to liquidate our business and undertake any or all of the following actions:



PAGE-10-



1.   Sell or dispose of our assets;
2. Pay our liabilities in order of priority, if we have available cash to pay such liabilities;
3. If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;
4. File a Certificate of Dissolution with the State of Nevada to dissolve our corporation and close our business;
5. Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and

     If we have any liabilities that we are unable to satisfy and we qualify for protection under the U.S. Bankruptcy Code, we may voluntarily file for reorganization under Chapter 11 or liquidation under Chapter 7. Our creditors may also file a Chapter 7 or Chapter 11 bankruptcy action against us. If our creditors or we file for Chapter 7 or Chapter 11 bankruptcy, our creditors will take priority over our shareholders. If we fail to file for bankruptcy under Chapter 7 or Chapter 11 and we have creditors, such creditors may institute proceedings against us seeking forfeiture of our assets, if any. We do not know and cannot determine which, if any, of these actions we will be forced to take.

ITEM 7.  FINANCIAL STATEMENTS









PAGE-11-


















                  MARINE JET TECHNOLOGY, CORP.

                      FINANCIAL STATEMENTS

         FOR THE PERIODS ENDED AND DECEMBER 31, 2001 AND
                        DECEMBER 31, 2000












PAGE-12-







                            CONTENTS


INDEPENDENT AUDITORS' REPORT

FINANCIAL STATEMENTS:

Balance Sheets                                                  1

Statement of Operations                                         2

Statement of Changes in Stockholders' Equity                    3

Statement of Cash Flows                                         4

NOTES TO FINANCIAL STATEMENTS                                5-12











PAGE-13-



                  INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Members of Marine Jet Technology, Corp:

We have audited the accompanying balance sheets of Marine Jet Technology, Corp. (a Development Stage Company) (a Nevada corporation) as of December 31, 2001 and 2000 and the statements of operations and accumulated deficit and the statements of cash flows for the periods January 1, 2001 to December 31, 2001, February 9, 2000 (Date of inception) to December 31, 2000 and February 9, 2000 (Date of inception) to December 31, 2001 and the statement of changes in stockholders' equity from February 9, 2000 (Date of inception) to December 31, 2001. These financial statements are the responsibility of the Marine Jet Technology, Corp. management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Marine Jet Technology, Corp. as of December 31, 2000, were audited by other auditors whose report, dated October 4, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marine Jet Technology, Corp. as of December 31, 2001 and the result of its operations, accumulated deficit, other comprehensive income and its cash flows for the periods ended December 31, 2001, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in
Note 10 to these financial statements, the Company has had limited operations and has not established a long-term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regards to this issue is also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                              Chavez & Koch, CPA's, Ltd.
April 17, 2002
Henderson, Nevada




PAGE-14-



                MARINE JET TECHNOLOGY CORPORATION
                  (a Development Stage Company)
                         BALANCE SHEETS
                 AS OF DECEMBER 31, 2001 & 2000

                                                2001        2000
                   ASSETS                    ----------------------

CURRENT ASSETS:
  Cash                                         $31,367      $215
  Prepaid expenses                                 810         -
                                             ----------------------
    Total current assets                        32,177       215
                                             ----------------------
FIXED ASSETS:
  Office equipment                                 689         -
  Equipment and machinery                       30,000         -
  Accumulated depreciation                     (2,035)         -
                                             ----------------------
    Total fixed assets                          28,654         -
                                             ----------------------
OTHER ASSETS:
 Amortized Intangible Assets:
  Proprietary rights agreement, net of             884       961
amortization
  Patents, net of amortization                  49,086   7,273,689
                                             ----------------------
    Total other assets                          49,970   7,274,650
                                             ----------------------
TOTAL ASSETS                                  $110,801  $7,274,865
                                             ======================

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   -      $945
  Note payable - shareholder                         -     7,375
                                             ----------------------
    Total current liabilities                        -     8,320
                                             ----------------------
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 45,000,000      20,733    20,205
shares authorized, 20,732,570 and 20,205,000
shares issued and outstanding as of 12/31/01
and 12/31/00, respectively
Preferred stock, $0.001 par value, 5,000,000         -         -
shares authorized, not shares issued and
outstanding as of 12/31/01 and 12/31/00,
respectively
Additional paid-in capital                     158,436  7,556,915

Accumulated deficit                            (68,368)  (310,575)

  Total stockholders' equity                   110,801  7,266,545

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $110,801 $7,274,865


   The accompanying independent auditors' report and notes to financial statements should be read in conjunction with these
                         Balance Sheets.



PAGE-15-F1



                MARINE JET TECHNOLOGY CORPORATION
                  (a Development Stage Company)
         STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
FROM JANUARY 1, 2001 TO DECEMBER 31, 2001, FEBRYARY 9, 2000
(DATE OF INCEPTION) TO DECEMBER 31, 2000 AND FEBRUARY 9, 2000
           (DATE OF INCEPTION)  TO DECEMBER 31, 2001

                                     01/01/2001-   02/09/2000-   02/09/2000-
                                     12/31/2001    12/31/2000    12/31/2001
                                    -----------------------------------------

REVENUES:                                $  -         $  -          $  -

EXPENSES:
  General and administrative          (43,250)     (22,075)      (65,325)
expenses
  Depreciation expense                 (2,035)           -        (2,035)
  Amortization expense                 (3,775)    (294,350)       (3,775)
                                    -----------------------------------------
TOTAL EXPENSES                        (49,060)    (316,425)      (71,135)


OTHER INCOME (EXPENSE):
  Interest expense                       (590)           -          (590)
  Gain on the forgiveness of debt           -        5,850         5,850
                                    -----------------------------------------
TOTAL OTHER INCOME (EXPENSE)             (590)       5,850         5,260
                                    -----------------------------------------
NET INCOME (LOSS)                     (49,650)    (310,575)      (65,875)
                                    -----------------------------------------

Accumulated Deficit, beginning of
period
  As previously reported             (310,575)           -             -
  Correction of an error              291,857            -        (2,493)
(amortization)                      -----------------------------------------
Adjusted balance of accumulated       (18,718)           -        (2,493)
deficit, January 1, 2001

Accumulated Deficit, end of period   $(68,368)   $(310,575)     $(68,368)
                                    -----------------------------------------

Weighted average number            20,426,753   15,061,250    18,189,401
  of shares outstanding             -----------------------------------------

Net income (loss) per basic shares     $(0.00)      $(0.02)       $(0.00)
                                    =========================================
Net income (loss) per diluted          $(0.00)      $(0.02)       $(0.00)
shares                              =========================================

   The accompanying independent auditors' report and notes to financial statements should be read in conjunction with these
        Statements of Operations and Accumulated Deficit.





PAGE-16-F2



                MARINE JET TECHNOLOGY CORPORATION
                  (a Development Stage Company)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
 FROM FEBRUARY 9, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2001

                                     Additional  Accumulated     Total
                                      Paid-in    Deficit During  Stockholders'
                    Shares   Amount   Capital    Dev. Stage      Equity

Issued for cash
February 11, 2000   105,000    $105      $-          $-          $105

Issued for cash
February 12, 2000  3,125,000  3,125       -           -          3,125

Issued for cash
May 18, 2000        100,000     100       -           -           100

Issued for
proprietary
rights agreement
May 19, 2000      1,000,000   1,000       -           -         1,000

Issued for
patents
May 19, 2000     15,875,000  15,875  7,552,125        -       7,568,000

Expenses paid for
by an officer &
director
December 31, 2000         -       -      4,790        -          4,790

Net income (loss)
December 31, 2000         -       -          -   (310,575)    (310,575)
                 ----------------------------------------------------------
Balance at
December 31,     20,205,000  $20,205  7,556,915  (310,575)    7,266,545
2000

Prior Period              -       -                291,857      291,857
Adjustment
(Amortization)

Prior Period              -       -  (7,518,219)             (7,518,219)
Adjustment
(Patents
valuation)

504 Offering
July 31, 2001       527,570     528    104,986           -      105,514

Expenses paid for
by an officer &
director
September 30,             -       -     11,575           -       11,575
2001

Expenses paid for
by an officer &
director
December 31, 2001         -       -      3,179           -        3,179

Net income (loss)
December 31, 2001                                  (49,650)     (49,650)
                 ----------------------------------------------------------
Balance
December 31,     20,732,570   20,733    158,436    (68,368)     110,801

   The accompanying independent auditors' report and notes to financial statements should be read in conjunction with this
          Statement of Changes in Stockholders' Equity.





PAGE-17-F2



                MARINE JET TECHNOLOGY CORPORATION
                  (a Development Stage Company)
                    STATEMENTS OF CASH FLOWS
FROM JANUARY 1, 2001 TO DECEMBER 31, 2001, FEBRYARY 9, 2000 (DATE
OF INCEPTION) TO DECEMBER 31, 2000 AND FEBRUARY 9, 2000 (DATE OF
                    INCEPTION)TO DECEMBER 31,
                              2001

                                     01/01/2001-   02/09/2000-   02/09/2000-
                                     12/31/2001    12/31/2000    12/31/2001
                                    -----------------------------------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income (loss)                  $(49,650)    $(310,575)     $(360,225)


Adjustments to reconcile net
 (loss) net cash (used in)
 provided by operating
 activities:
Depreciation and amortization           5,811       294,350        300,160
(Increase) decrease in prepaid           (810)            -           (810)
expenses
(Increase) Decrease in accounts          (945)          945              -
payable                             -----------------------------------------
NET CASH USED IN OPERATING            (45,595)      (15,280)       (60,875)
ACTIVITIES                          -----------------------------------------

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of fixed assets              (30,689)            -        (30,689)
Purchase of licensing agreement,       (5,458)      (49,781)       (55,239)
patents                             -----------------------------------------
NET CASH USED IN INVESTING            (36,147)      (49,781)       (85,928)
ACTIVITIES                          -----------------------------------------

CASH FLOWS FROM FINANCING
ACTIVITIES
Decrease in note payable -             (7,375)        7,375              -
shareholder
Issuance of common stock                  528        19,205         19,733
Additional paid-in capital            119,740        38,696        158,436
                                    -----------------------------------------
NET CASH PROVIDED BY FINANCING        112,893        65,276        178,169
ACTIVITIES                          -----------------------------------------

NET INCREASE IN CASH                   31,152           215         31,367

CASH - beginning of period                215             -              -
                                    -----------------------------------------
CASH - end of period                  $31,367          $215        $31,367
                                    -----------------------------------------
Supplemental disclosures:
Interest paid                            $590            $-           $590
                                    =========================================
Taxes paid                                 $-            $-             $-
                                    =========================================

   The accompanying independent auditors' report and notes to financial statements should be read in conjunction with these
                    Statements of Cash Flows.



PAGE-18-F3



                   Marine Jet Technology Corp.
                  (a Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                 AS OF DECEMBER 31, 2001 & 2000

NOTE 1 - ORGANIZATION AND BACKGROUND

Marine Jet Technology, Corp. (a U.S. Operating Company and Nevada corporation) incorporated on February 9, 2000. The company was formed to develop and market a boat propulsion technology developed by the President of the Company. The Company currently has minimal operations and in accordance with SFAS #7, the Company is considered a development stage company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

The financial statements of Marine Jet Technology, Corp. have been prepared on the accrual basis. Revenues are recognized when earned and expenses are recognized in the period incurred. The fiscal year end is December 31.

Cash and cash equivalents

The Company considers short-term investments with an original maturity of three months or less to be cash equivalents.

Prepaid expenses

The Company amortizes prepaid expenses over a period equivalent to the term of commitment. Prepaid expenses for the periods ended December 31, 2001, December 31, 2000 were $810 and $0, respectively.

Fixed assets

Fixed assets are recorded at cost. Ordinary maintenance and repairs are charged to expense as incurred and costs that materially increase the life of the assets are capitalized. Depreciation is recorded using the straight-line method over the estimated useful life of the assets, which are as follows:


     Computer equipment           5 years
     Software                     5 years
     Office equipment             7 years
     Office furniture             7 years
     Equipment and machinery      5 years

Depreciation for the periods ended December 31, 2001, and December 31, 2000 was $2,035 and $0, respectively.



PAGE-19-F4



                   Marine Jet Technology Corp.
                  (a Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 AS OF DECEMBER 31, 2001 & 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share Calculations

Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighed-average number of common shares outstanding for the period. The weighed-average number of common shares outstanding for computing basic EPS was 20,426,753 and 15,061,250 for the years ended December 31, 2001 and 2000, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of December 31, 2001 and 2000, the Company had no outstanding securities that could have a dilutive effect on the outstanding common stock, respectively.

Amortized Intangible assets

Intangible Assets are recorded at their historical cost.
Amortization is recorded using the straight-line method over the estimated useful life of the assets, which are as follows:

     Proprietary rights           14 years
     agreement
     Patents                      13-14 years

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes" ("SFAS No. 109"), which require the use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in periods in which the deferred tax assets and liabilities are expected to be settled or realized.





PAGE-20-F5



                   Marine Jet Technology Corp.
                  (a Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 AS OF DECEMBER 31, 2001 & 2000

NOTE 3 - COMMITMENTS

The Company entered into a two-year lease agreement for office space and mail forwarding services for $135 per month that ends on May 31, 2002. On July 18, 2001, the Company paid the lease in full. The resulting prepaid balance as of March 31, 2002 is $810.


NOTE 4 - PROPRIETARY RIGHTS AGREEMENT

Proprietary Rights Agreement (non-cash transaction)

The Company has recorded the purchase of a proprietary rights agreement on May 18, 2000 from David Lyman, co-developer of the boat propulsion technology. The Company recorded the agreement for a consideration of 1,000,000 shares of $0.001 par value stock of the Company, valued at $1,000.

The Company has adopted SFAS 142. Under guidance from SFAS 142, Management has determined that the value of the proprietary rights agreement, purchased in May of 2000, has not significantly decreased and there has been no reduction in the usefulness of the asset for the periods ended December 31, 2001 and December 31, 2000.

Patent Licensing Agreement

The Company has recorded the purchase of a patent licensing agreement using the seller's historical cost of $55,238. The licensing agreement provides the company with proprietary, licensing, patent, marketing and other intellectual property rights related to the patents. The patents secure the rights to the development of marine jet propulsion technology used to provide more efficient inlet ducts, power transfer, and jet pump operation.

The Company has adopted SFAS 142. Under guidance from SFAS 142, Management has determined that as the major intangible asset, the value of the patent licensing agreement, purchased in April of 2000, has not significantly decreased and there has been no reduction in the usefulness of the asset for the periods ended December 31, 2001 and December 31, 2000.

Because the patents have not demonstrated their technological or commercial feasibility as December 31, 2001 and December 31, 2000, and since significant risks exist because of uncertainties the Company may face in the form of time and costs necessary to produce technological and commercial feasibility, there is uncertainty that the Company will be able to realize any value from the intangible asset should the technology fail to become viable.




PAGE-21-F6



                   Marine Jet Technology Corp.
                  (a Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 AS OF DECEMBER 31, 2001 & 2000

NOTE 4 - AMORTIZED INTANGIBLE ASSETS (CONTINUED)

Amortized Intangible Assets

Amortization expense for the periods ended December 31, 2001, and December 31, 2000 was $3,775 and $2,493, respectively.

                                      For the periods ended March 31:
                                      -------------------------------
                                         2002            2001
                                      -------------------------------
Proprietary rights agreement                $1,000           $1,000
Patents                                     55,238           51,230
                                      -------------------------------
Gross Carrying Amounts                      56,238           52,230

Less: Accumulated Amortization               7,266            3,412
                                      -------------------------------
Net Amortized Intangible Assets            $48,972          $48,818
                                      ===============================

Scheduled amortization expense for each of the next five fiscal years are as follows:

Period ended March 31,
2003                                         $   3,992
2004                                             3,992
2005                                             3,992
2006                                             3,992
2007                                             3,992
Thereafter                                      29,012
                                             ---------
                                             $  48,972
                                             =========

NOTE 5 - STOCKHOLDER'S EQUITY

On February 11, 2000, the Company issued 105,000 of its $0.001 par value common stock to an officer and director of the Company for cash in the amount of $105. Of the total amount received, $105 is considered common stock and $0 is considered additional paid-in capital.

On February 12, 2000, the Company issued 3,125,000 shares of its
$0.001 par value common stock as founder's shares to the Company's officers and directors for cash of $3,125. Of the total amount received, $3,125 is considered common stock and $0 is considered additional paid-in capital.




PAGE-22-F7



                   Marine Jet Technology Corp.
                  (a Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 AS OF DECEMBER 31, 2001 & 2000

NOTE 5 - STOCKHOLDER'S EQUITY (CONTINUED)

On May 18, 2000, the Company issued 100,000 shares of its $0.001 par value common stock to an officer and director of the Company for cash in the amount of $100. Of the total amount received, $100 is considered common stock and $0 is considered additional paid-in capital.

On May 19, 2000, the Company issued 1,000,000 shares of its $0.001 par value common stock as consideration for a "Proprietary Rights Agreement" valued at $1,000 (See Note 4). Of the total amount received, $1,000 is considered common stock and $0 is considered additional paid-in capital.

On May 19, 2000, the Company issued 15,875,000 shares of its $0.001 par value common stock as consideration for a "Patent Licensing Agreement" valued at $55,238 (See Note 8). Of the total amount received, $15,875 is considered common stock and $33,906 is considered additional paid-in capital.

During the period ended December 31, 2000, an officer, director and shareholder of the Company paid for expenses on behalf of the Company totaling $4,790. Of the total amount received, $0 is considered common stock and $4,790 is considered additional paid-in capital.

On July 31, 2000, the Company closed its Rule 504 offering and issued 527,570 shares of its $0.001 par value common stock for cash in the amount of $105,514. Of the total amount paid, $528 is considered common stock and $104,986 is considered additional paid-in capital.

During the period ended September 30, 2001, an officer, director and shareholder of the Company paid for expenses on behalf of the Company totaling $11,575. Of the total amount received, $0 is considered common stock and $11,575 is considered additional paid-in capital.

During the period ended December 31, 2001, an officer, director and shareholder of the Company paid for expenses on behalf of the Company totaling $3,179. Of the total amount received, $0 is considered common stock and $3,179 is considered additional paid-in capital.

For the periods ended December 31, 2001 and December 31, 2000, the Company had 20,732,570 and 20,205,000 shares of common stock issued and outstanding, held by 113 shareholders of record for both periods.




PAGE-23-F8



                   Marine Jet Technology Corp.
                  (a Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 AS OF DECEMBER 31, 2001 & 2000

NOTE 6 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock that are not disclosed on the balance sheets.


NOTE 7 - RELATED PARTY TRANSACTIONS

The Company entered into a Patent License Agreement ("Agreement") with Jeff P. Jordan and Robert J. Tomlinson ("Licensors"), officers and directors of the Company, to issue rights to all of the marketing, proprietary, licensing, patent and intellectual rights to US Patent #5,658,176, "Marine Jet propulsion System, US Patent #5,679,035, "Marine

Jet Propulsion Nozzle and Method", and US Patent #5,683,276, "Marine Jet Propulsion Inlet Duct and Method", in exchange for 15,875,000 shares of the company's $0.001 par value common stock (See Note 6). The Agreement grants to the Company exclusive rights to the use of the Patents for all applications under 400hp.

The Company also entered into NonCompetition Agreements with the Licensors whereby for a period of 5 years from the date of the agreement, Licensors will not engage in or carry on, directly or indirectly, any business in competition with the business of the Company relating to the Patents that are the subject of the Patent License Agreement. No valuable consideration was given for the NonCompetition Agreements.

The Company purchased equipment from an officer and director of the Company on August 31, 2001 with cash in the amount of $30,000.


NOTE 8 - PRIOR PERIOD ADJUSTMENT (CORRECTION OF AN ERROR)

For the year ended December 31, 2000, the Company had recorded amortization expense of $294,350 related to the proprietary rights agreement and patent licensing agreement purchased, based on an appraised value of 7,568,000. The proper valuation of the patent based on historical costs was $55,238. The Company has since adopted SFAS 142. Under guidance from SFAS 142 and due to the stage of development of the Company, management has determined that the values of the proprietary rights agreement and patent licensing agreement have not significantly decreased and there have been no reductions in the usefulness of these assets for the periods ended December 31, 2001 and December 31, 2000. Additionally, this asset will not be amortized and will be tested for impairment at least annually by comparing the fair value of the asset with the recorded value.




PAGE-24-F9



                   Marine Jet Technology Corp.
                  (a Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 AS OF DECEMBER 31, 2001 & 2000

NOTE 8 - PRIOR PERIOD ADJUSTMENT (CORRECTION OF AN ERROR)
(CONTINUED)

Due to the adoption of SFAS 142, a prior period adjustment was recorded to remove the net amortization expense of $291,857 for the period ended December 31, 2001. The correction of this error resulted in a net decrease in January 1, 2001 accumulated deficit by $291,857.


NOTE 9 - INCOME TAXES

As of December 31, 2001, the Company has a net operating loss carry forward of approximately $68,368 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2021. The deferred tax asset relating to the net operating loss carry forward of approximately $12,092 has been fully reserved at December 31, 2001.


NOTE 10 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which assumes the realization of assets and liquidation of liabilities in the normal course of business. Since the Company has not commenced its planned principal operations, the Company intends to raise sufficient capital needed to continue operating until its planned principal operations commence.

The Company anticipates the ability to raise additional money through Private Placement Memorandums. Additionally, the Company anticipates being listed as an Over-the-Counter Bulletin Board stock, which will provide an additional source of working capital for the Company. Finally, the Company plans to curtail expenses so that the current cash balance will allow the company to continue to operate.

Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.




PAGE-25-F10



                   Marine Jet Technology Corp.
                  (a Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 AS OF DECEMBER 31, 2001 & 2000

NOTE 11 - CHANGE OF AUDITORS

On January 15, 2002, the Company, with the approval of its board of directors, dismissed the services of its prior auditor, Brad Beckstead, and retained Chavez and Koch, CPA's, Ltd, as its new auditors. This termination of services was the result of a lack of customer service and not due to a disagreement of any type.














PAGE-26-F11



                            PART III

ITEM  9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS  AND  CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officer are as follows:

    NAME     AGE        POSITION       DIRECTOR SINCE     TERM
----------  -----   ---------------   ----------------   ------
Jeff P.       56    President and     February 2000         1
Jordan              Director                              year(1)

Martha A.     55    Secretary and     August 2001           1
Jordan              Director                              year(1)

Wilbur        48    Director          August 2001           1
Sebree                                                    year(1)

Marilyn J.    46    Director          April 2001            1
Holt                                                      year(1)

Footnotes:

(1) Directors hold office for one year or until a successor or successors are elected and appointed.

(2) None of our officers and directors have held any position in a reporting company other than Marine Jet Technology Corporation.

     Jeff P. Jordan, President and Director - Mr. Jordan has been the Vice President of Operations for three technology development and manufacturing firms in the marine, hydroelectric and biotechnology industries. Since 1994, Mr. Jordan has worked in the boating industry. During this period, Mr. Jordan completed theoretical development and filed patent applications on jet water propulsion systems. Mr. Jordan's experience also includes service as Vice President of Operations for Unisyn Biowaste Technology in Hawaii, where he developed organic waste processing systems. He attempted to develop economically feasible solutions for garbage disposal and industrial waste treatment. During his tenure at Unisyn, Mr. Jordan re-engineered or replaced most components of the company's existing systems. He developed a water treatment and clarification system, as well as designed and implemented a system for source separation of wet wastes. His other achievements with Unisyn included designing and prototyping a waste transport system, reduced and replaced ineffective staff and directed development of an entrepreneurial business plan for Unisyn to seek venture capital. Prior to his work at Unisyn, Mr. Jordan was a venture partner and investor on hydroelectric developments, and was President of the Northwest Venture Group based in Seattle, Washington. He produced and executed a business plan for the identification, detailed study and development of small commercial hydroelectric sites in Idaho and Montana. Mr. Jordan also directed the design, development and manufacturing of hydroelectric turbine-generator systems for installation in these commercial hydroelectric developments.

     Martha A. Jordan, Secretary and Director - Martha Jordan has been employed part time as a technical writer, graphics designer and office assistant, in addition to spending about half of her time in support of MJTC.

     Wilbur Sebree, Director - Wilbur Sebree has been an attorney in the Seattle, Washington area, specializing in small business contracts and litigation for more than 5 years.

     Marilyn J. Holt, Director - Marilyn J. Holt owns Holt Capital, which is the successor of her consulting business in Seattle, Washington, which she has owned and worked with over the last 25 years. She is a Certified Management Consultant, Real Estate Broker in the sale of businesses, and an Investment Advisor registered in the State of Washington.



PAGE-27-



Board Committees

     We currently have no compensation committee or other board committee performing equivalent functions. Currently, the member of our board of directors participate in discussions concerning executive officer compensation.

Employees

     Excluding our directors, we have two part-time employees, Jeff P. Jordan, President, and Martha Jordan, Secretary. Mr. Jordan dedicates approximately 75% of his time to our operations, while Mrs. Jordan commits approximately 20% of her time to Marine Jet. Our employees are not represented by a collective bargaining agreement, and our management believes that our relations with our employees are good.

Legal Proceedings

     No   officer,  director,  or  persons  nominated  for   such
positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Family Relationships

     Martha A. Jordan, Secretary and Director of our Company, is the wife of Jeff P. Jordan, our President and Director.

     Benjamin  B. Jordan, a shareholder, is the son  of  Jeff  P.
Jordan and Martha A. Jordan.

     Julie  P. Jordan, a shareholder, is the daughter of Jeff  P.
Jordan and Martha A. Jordan.

ITEM 10.  EXECUTIVE COMPENSATION

     We do not have employment agreements with our executive officers. We continue to have discussions with our attorneys to determine  the  appropriate  terms needed  for  the  creation  of employment agreements for our officers. There has been no discussion with any of our officers regarding any potential terms of these agreements, nor have such terms been determined with any specificity. We plan to have these agreements completed by the beginning of the next year. We have no proposal, understanding or arrangement concerning accrued earnings to be paid in the future. In the meanwhile, all of our executive officers have been drawing salaries since they were appointed to their positions.

                    Summary Compensation Table

                 Annual                  Long-Term Compensation
              Compensation
            ----------------         -----------------------------

 Name and   Year  Salary Bonus  Other   Restric-   Securities  LTIP   All
Principal          ($)    ($)   Annual    ted      Underlying  Pay-  Other
 Position                       Compen-  Stock      Options    outs  Compen-
                                sation   Awards       (#)      ($)   sation
                                 ($)       ($)                        ($)


 Jeff P.    2002     0     0      0         0          0        0      0
  Jordan    2001     0     0      0         0          0        0      0
President
   and
 Director

Martha A.   2002     0     0      0         0          0        0      0
  Jordan    2001     0     0      0         0          0        0      0
Secretary
   and
 Director

  Wilbur    2002     0     0      0         0          0        0      0
  Sebree    2001     0     0      0         0          0        0      0
 Director


Marilyn J.  2002     0     0      0         0          0        0      0
   Holt     2001     0     0      0         0          0        0      0
 Director





PAGE-28-



Employment Contracts

     We do not have employment agreements.

Board Compensation

     Members of our board of directors do not receive cash compensation for their services as directors, although some directors are reimbursed for reasonable expenses incurred in attending board or committee meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following tables set forth the ownership, as of the date of this registration statement, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control of our company.

              Name and Address      Amount and Nature
                                           of
 Title of    Of Beneficial Owner    Beneficial Owner    % of
  Class                                                 Class
-----------------------------------------------------------------
Common     Jeff P. Jordan,             16,762,500      80.96%
Stock      President and
           Director(1)

Common     Wilbur Sebree,                50,000         0.25%
Stock      Director(1)


Common     Officers and Directors      16,812,500      83.21%
Stock      as a Group


Common     Robert J. Tomlinson(2)       2,062,500      10.21%
Stock

Common     Benjamin B. Jordan(1)         100,000        0.49%
Stock

Common     Julie P. Jordan(1)            100,000        0.49%
Stock

Footnotes:

  (1)  The address of Mr. Jeff P. Jordan, Wilbur Sebree, Benjamin
     B. Jordan and Julie P. Jordan is c/o Marine Jet Technology Corp., 500 North Rainbow Blvd, Suite 300, Las Vegas, NV 89107.

  (2)   Mr.  Tomlinson  may be contacted at 1074 Hawley  Way  NE,
     Bainbridge Island, WA 98110.

     This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 20,732,570 shares of common stock outstanding as of December 31, 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On May 19, 2000, we entered into a Proprietary Rights Agreement with David Lyman, a holder of our stock and a co-developer of the Quick Jet technology, whereby we received any and all proprietary rights and future benefits derived from Mr. Lyman's design, development and work on the prototype propulsion system. In consideration for this Agreement, we issued 1,000,000 shares of common stock to Mr. Lyman. The value of Mr. Lyman's proprietary rights was negotiated between and among Messrs. Lyman, Jordan and Tomlinson as $1,000. Please refer to Note 4 to the Financial Statements in Item 7 of this annual report.



PAGE-29-



     On May 19, 2000, we entered into a Technology License Agreement with Jeff P. Jordan and Robert J. Tomlinson, both of whom are our officers and directors, to issue rights to all of the marketing, proprietary, licensing, patent and intellectual rights to certain US Patents, in exchange for 15,875,000 shares of our $0.001 par value common stock. The patents secure the rights to development of marine jet propulsion technology used to provide more efficient inlet ducts, power transfer, and jet pump operation. The Patents have a valuation of $7,568,000, as determined by Brueggeman and Johnson, P.C., a certified business valuation firm located in Seattle, Washington, in their valuation report dated April 24, 2000. We have recorded the purchase at the historical cost of $55,238. However, because the patents have not demonstrated their technological or commercial feasibility as of December 31, 2001, and since significant risks exist because of uncertainties we may face in the form of time and costs necessary to produce technological and commercial feasibility, there is uncertainty that we will be able to realize any value from the intangible asset should the technology fail to become viable.

     We also entered into Non-Competition Agreements with the Messrs. Jordan and Tomlinson, whereby such individuals will not engage in or carry on, directly or indirectly, any business in competition with our business relating to the Patents that are the subject of the Patent License Agreement. The Non-Competition Agreements are in effect for a period of five years from the date of execution.

     In  August  of  2001,  we  purchased  a  boat,  tooling  and construction services from Jeff P. Jordan, an officer and director, for cash in the amount of $30,000. The property consists of a test boat, trailer and production-related patterns and tooling used in the development of a prototype marine propulsion system.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

     A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b)   Reports on Form 8-K

     We have not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

     On  January 15, 2002, we engaged Chavez & Koch, CPA's as our
principal   accountants   to   replace   our   former   principal
accountants, G. Brad Beckstead, CPA. The decision to change accountants was approved by our Board of Directors.

     During our most recent two fiscal years and during any subsequent interim periods preceding the date of termination, we have had no disagreements with G. Brad Beckstead, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

     No accountant's report on the financial statements for the past two years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except the audited statements prepared by G. Brad Beckstead, CPA did contain a going concern qualification; such financial statements did not contain any adjustments for uncertainties stated therein. In addition, G. Brad Beckstead, CPA did not advise us with regard to any of the following:

1. That internal controls necessary to develop reliable financial statements did not exist; or
2. That information has come to the attention of G. Brad Beckstead, CPA, which made them unwilling to rely on management's representations, or unwilling to be associated with the financial statements prepared by management; or
3. That the scope of the audit should be expanded significantly, or information has come to the accountant's attention that the accountant has concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent audited financial statements, and the issue was not resolved to the accountant's satisfaction prior to its resignation or dismissal; and

     During the most recent two fiscal years and during any subsequent interim periods preceding the date of engagement, the registrant has not consulted Chavez & Koch, CPA's regarding any matter requiring disclosure under Regulation S-K, Item 304(a)(2).



PAGE-30-



                           SIGNATURES

     Pursuant  to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                Marine Jet Technology Corporation
                          (Registrant)

By: /s/ Jeff P. Jordan
-----------------------
Jeff P. Jordan
President

     In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:


     Signature               Title                  Date
  ---------------          ----------            -----------
 /s/ Jeff P. Jordan                             July 31, 2002
   Jeff P. Jordan          President

/s/ Martha A. Jordan                            July 31, 2002
  Martha A. Jordan         Secretary











PAGE-31



                        INDEX TO EXHIBITS

Item 1.  Index to Exhibits

Exhibi Name and/or Identification of Exhibit t
Number

2. Plan of acquisition, reorganization, arrangement, liquidation, or succession
       (a) Marine Jet Technology License Agreement (1)
       (b) Amendment to Marine Jet Technology License Agreement of May 22, 2000 (1)
       (c) Second Amendment to Marine Jet Technology License
       Agreement of May 22, 2000 (1)
       (d) Proprietary Rights Agreement (1)

3.     Articles of Incorporation & By-laws
       (a) Articles of Incorporation of the Company filed February
       9, 2000 (1)
       (b) Amendment to the Articles of Incorporation filed
       December 5, 2000 (1)
       (c) Amendment to the Articles of Incorporation filed January
       5, 2001 (1)
       (d) By-laws of the Company adopted February 12, 2000 (1)

10.    Material Contracts
       Office lease agreement (1)

(1) Incorporated by reference to the exhibits to the Company's
General Form for Registration of Securities of Small Business
Issuers on Form 10-SB, and amendments thereto, previously filed with the Commission.





PAGE-32-