Form 10QSB
period 2002-03-31
MARINE JET TECHNOLOGY CORP
filed 2002-08-05
CIK 1139683

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB
(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002
Or
[ ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-33297

                Marine Jet Technology Corporation
     (Exact name of registrant as specified in its charter)

            Nevada                          88-0450923
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

500 N. Rainbow Blvd., Suite 300               89107
         Las Vegas, NV                      (Zip Code)
(Address of principal executive
           offices)

                         (425) 869-2723
      (Registrant's telephone number, including area code)

                               N/A
 (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes [X] No [ ]

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                 DURING THE PRECEDING FIVE YEARS:
    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or
  15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                          Yes [ ] No [ ]

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                            20,732,570



PAGE-1-



                 MARINE JET TECHNOLOGY CORPORATION
                   (A Development Stage Company)


                         Table of Contents
                                                                Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Accountant's Review Report                          5
Balance Sheets                                                  6
Statements of Operations and Accumulated Deficit                7
Statement of Changes in Stockholders' Equity                    8
Statements of Cash Flows                                        9
Notes to Financial Statements                                   10

Item 2. Management's Discussion and Plan of Operation           17

PART II - OTHER INFORMATION

Item 6. Exhibits                                                19

SIGNATURES                                                      20










PAGE-2-













                   MARINE JET TECHNOLOGY, CORP.

                   REVIEWED FINANCIAL STATEMENTS

     FOR THE THREE PERIODS ENDED MARCH 31, 2002 AND MARCH 31,
                               2001

                            (UNAUDITED)





















PAGE-3-



                             CONTENTS


INDEPENDENT ACCOUNTANT'S REVIEW REPORT

FINANCIAL STATEMENTS

Balance Sheets                                                   1

Statements of Operations and Accumulated Deficit                 2

Statement of Changes in Stockholders' Equity                     3

Statements of Cash Flows                                         4

NOTES TO FINANCIAL STATEMENTS                                 5-11
















PAGE-4-



              INDEPENDENT ACCOUNTANT'S REVIEW REPORT

To the Board of Directors of
Marine Jet Technology, Corp:

We have reviewed the accompanying balance sheet of Marine Jet Technology, Corp. (a development Stage Company) (a Nevada corporation) as of March 31, 2002 and 2001, the related statements of operations and accumulated deficit and cash flows for the periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Marine Jet Technology, Corp. (a development Stage Company) (a Nevada corporation)

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in Note 9 to these financial statements, the Company has had limited operations and has not established a long-term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regards to this issue is also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                   Chavez & Koch, CPA's, Ltd.

April 17, 2002
Henderson, Nevada



PAGE-5-



                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

                   MARINE JET TECHNOLOGY, CORP.
                   (A Development Stage Company)
                          BALANCE SHEETS
                    AS OF MARCH 31, 2002 & 2001


                      ASSETS

                                      3/31/02    3/31/01
                                    ---------------------
               ASSETS

CURRENT ASSETS:
Cash                                $  25,173      $   -
Prepaid expenses                          405          -
                                    ---------------------
Total current assets                   25,578          -
                                    ---------------------

FIXED ASSETS:
Office equipment                          689          -
Equipment and machinery                30,000          -
Accumulated depreciation               (3,539)         -
                                    ---------------------
Total fixed assets                     27,150          -
                                    ---------------------
OTHER ASSETS:
Amortized Intangible Assets:
Property rights agreements, net of        867        938
amortization
Patents, net of amortization           48,105     47,880
                                    ---------------------
Total other assets                     48,972     48,818
                                    ---------------------
TOTAL ASSETS                        $ 101,700   $ 48,818
                                    =====================

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                    $   1,500   $  8,271
Notes payable - shareholder                 -      8,785
                                    ---------------------
Total current liabilities               1,500     17,056
                                    ---------------------

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value,
45,000,000 shares
authorized 20,732,570 and 20,205,000
shares
issued and outstanding as of 3/31/02
and 3/31/01,
respectively                           20,733     20,205

Preferred stock, $0.001 par value,
5,000,000 shares
authorized, not shares issued and
outstanding
as of 3/31/02 and 3/31/01,                  -          -
respectively
Additional paid in capital            158,436     38,696

Accumulated deficit in development    (78,969)   (27,139)
stage                               ---------------------
Total stockholders' equity            100,200     31,762
                                    ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' $ 101,700   $ 48,818
EQUITY                              =====================

 The accompanying independent accountants' review report and notes to financial statements should be
          read in conjunction with these Balance Sheets.



PAGE-6-F1



                   MARINE JET TECHNOLOGY, CORP.
                   (A Development Stage Company)
         STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FROM JANUARY 1, 2002 TO MARCH 31, 2002 AND JANUARY 1, 2001
                      TO MARCH 31, 2002

                                    1/1/02     1/1/01
                                      to        to
                                    3/31/02    3/31/01
                                  ---------------------
REVENUES                            $    -     $    -

EXPENSES:
General and administrative          (8,099)    (7,541)
Depreciation expense                (1,504)         -
Amortization expense                  (998)      (880)
                                  ---------------------
TOTAL EXPENSES                     (10,601)    (8,421)


NET INCOME (LOSS)                  (10,601)    (8,421)
                                  ---------------------

Accumulated Deficit,               (68,368)   (18,718)
beginning of period

Accumulated Deficit,              $(78,969)  $(27,139)
end of period                     =====================

Weighted average number of shares
outstanding
of shares outstanding            18,189,401  20,205,000
                                  =====================

Net income (loss) per basic shares  $(0.00)  $(0.00)
                                  =====================
Net income (loss) per diluted       $(0.00)  $(0.00)
shares                            =====================


  The accompanying independent accountants' review report and the notes to financial statements should be read in conjunction with these Statements of Operations and Accumulated Deficit.





PAGE-7-F2



                   MARINE JET TECHNOLOGY, CORP.
                   (A Development Stage Company)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    FROM FEBRUARY 9, 2000 (DATE OF INCEPTION) TO MARCH 31, 2002

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
2001

Expenses paid for
by an officer &
director
December 31, 2001         -       -      3,179           -        3,179

Net income (loss)
December 31, 2001                                  (49,650)     (49,650)
                 ----------------------------------------------------------
Balance
December 31,     20,732,570   20,733    158,436    (68,368)     110,801
2001

Net income (loss)
March 31, 2002                                     (10,601)     (10,601)

  The accompanying independent accountants' review report and the notes to financial statements should be read in conjunction with this Statement of Changes in Stockholders' Equity.





PAGE-8-F3



                   MARINE JET TECHNOLOGY, CORP.
                   (A Development Stage Company)
                     STATEMENTS OF CASH FLOWS
FORM JANUARY 1, 2002 TO MARCH 31, 2002 AND JANUARY 1, 2001 TO MARCH
                             31, 2001

                                    1/1/02     1/1/01
                                      -          -
                                    3/31/02    3/31/01
                                   ---------------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)                  $(10,601)  $ (8,421)

Adjustment to reconcile net (loss)
to net cash (used in)
provided by operating activities:
Depreciation and amortization         2,502        880
(Increase) decrease in prepaid          405          -
expenses
(Increase) Decrease in accounts       1,500      7,326
payable                            ---------------------
NET CASH USED IN OPERATING           (6,194)      (215)
ACTIVITIES                         ---------------------

NET INCREASE IN CASH                 (6,194)      (215)


CASH - beginning of period           31,367        215
                                   ---------------------
CASH - end of period                $25,173    $     -
                                   =====================
Supplemental information:
Interest paid                       $   590    $   590
                                   =====================
Taxes paid                          $     -    $     -
                                   =====================

  The accompanying independent accountants' review report and the notes to financial statements should be read in conjunction with these Statements of Cash Flows.






PAGE-9-F4



                   MARINE JET TECHNOLOGY, CORP.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF MARCH 31, 2002

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

Prepaid expenses

The Company amortizes prepaid expenses over a period equivalent to the term of commitment. Prepaid expenses for the periods ended
March 31, 2002 and March 31, 2001 were $405 and $0, respectively.

Fixed assets

Fixed assets are recorded at cost. Ordinary maintenance and repairs are charged to expense as incurred and costs that materially increase the life of the assets are capitalized. Depreciation is recorded using the straight-line method over the estimated useful life of the assets, which are as follows:

            Office equipment         7 years
            Equipment and machinery  5 years
            Computer equipment       5 years
            Software                 5 years
            Office furniture         7 years

Depreciation for the periods ended March 31, 2002, and March 31,
2001 was $1,504 and $0, respectively.



PAGE-10-F5



                   MARINE JET TECHNOLOGY, CORP.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF MARCH 31, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share Calculations

Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighed-average number of common shares outstanding for the period. The weighed-average number of common shares outstanding for computing basic EPS was 18,189,401 and 20,205,000 for the periods ended March 31, 2002 and 2000, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of March 31, 2002 and 2000, the Company had no outstanding securities that could have a dilutive effect on the outstanding common stock, respectively.

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




PAGE-11-F6



                   MARINE JET TECHNOLOGY, CORP.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF MARCH 31, 2002


NOTE 3 - COMMITMENTS

The Company entered into a two-year lease agreement for office space and mail forwarding services for $135 per month that ends on May 31, 2002. On July 18, 2001, the Company paid the lease in full. The resulting prepaid balance as of March 31, 2002 is $405.


NOTE 4 - AMORTIZED INTANGIBLE ASSETS

Proprietary Rights Agreement (non-cash transaction)

The Company has recorded the purchase of a proprietary rights agreement on May 18, 2000 from David Lyman, co-developer of the boat propulsion technology. The Company recorded the agreement for a consideration of 1,000,000 shares of $0.001 par value stock of the Company, valued at $1,000.

The Company has adopted SFAS 142. Under guidance from SFAS 142, Management has determined that the value of the proprietary rights agreement, purchased in May of 2000, has not significantly decreased and there has been no reduction in the usefulness of the asset for the periods ended March 31, 2002 and March 31, 2001.

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

The Company has adopted SFAS 142. Under guidance from SFAS 142, Management has determined that as the major intangible asset, the value of the patent licensing agreement, purchased in April of 2000, has not significantly decreased and there has been no reduction in the usefulness of the asset for the periods ended March 31, 2002 and March 31, 2001.

Because the patents have not demonstrated their technological or commercial feasibility as March 31, 2002 and March 31, 2001, and since significant risks exist because of uncertainties the Company may face in the form of time and costs necessary to produce technological and commercial feasibility, there is uncertainty that the Company will be able to realize any value from the intangible asset should the technology fail to become viable.



PAGE-12-F7



                   MARINE JET TECHNOLOGY, CORP.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF MARCH 31, 2002


NOTE 4 - AMORTIZED INTANGIBLE ASSETS (CONTINUED)

Amortized Intangible Assets

Amortization expense for the periods ended March 31, 2002, and March 31, 2001 was $2,502 and $880, respectively.

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




PAGE-13-F8



                   MARINE JET TECHNOLOGY, CORP.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF MARCH 31, 2002


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

During the period ended March 31, 2001, an officer, director and shareholder of the Company paid for expenses on behalf of the Company totaling $4,790. Of the total amount received, $0 is considered common stock and $4,790 is considered additional paid-in capital.

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

During the period ended March 31, 2002, an officer, director and shareholder of the Company paid for expenses on behalf of the Company totaling $3,179. Of the total amount received, $0 is considered common stock and $3,179 is considered additional paid-in capital.

For the periods ended March 31, 2002 and March 31, 2001, the
Company had 20,732,570 and 20,205,000 shares of common stock issued and outstanding, held by 113 shareholders of record for both periods.




PAGE-14-F9



                   MARINE JET TECHNOLOGY, CORP.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF MARCH 31, 2002


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


NOTE 8 - INCOME TAXES

As of March 31, 2002, the Company has a net operating loss carryforward of approximately $78,969 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2022. The deferred tax asset relating to the net operating loss carryforward of approximately $14,742 has been fully reserved at March 31, 2002.


NOTE 9 - GOING CONCERN

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



PAGE-15-F10



                   MARINE JET TECHNOLOGY, CORP.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF MARCH 31, 2002


NOTE 9 - GOING CONCERN (CONTINUED)

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












PAGE-16-F11



       Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

     This Quarterly Report contains forward-looking statements about Marine Jet Technology Corporation's business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Marine Jet's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

     The  safe  harbors of forward-looking statements  provided  by
Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

General

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

     Our goal is to sell the Quick Jet system in combination with available marine motors to boat manufacturers, who we expect to produce boats incorporating our licensed technology. We may also license one or more manufacturers to sell systems based on the technology. In return, manufacturers will pay us a royalty on each boat or engine sold that utilizes our technology. We currently do not intend to produce the Quick Jet engines in-house. Marine Jet anticipates that the use of existing production and sales capacity offers the most rapid market penetration. For this reason, our strategy centers on developing joint venture and licensing relationships with boat and motor manufacturers. We have yet to identify such companies or enter into any manufacturing relationships or joint ventures.

     Our  Internet site, "www.marinejettech.com," is available  for industry participants and consumers to learn about our Quick Jet technology. We believe that our web site is ideal for answering technical questions, building credibility and creating market interest.

     We have developed a fully-operational prototype propulsion system. This system has been undergoing test, research and further development by our management. Our management has been working on the controls for the system to improve the maneuverability and convenience of the QuickJet. Although the prototype has generally met our management's expectations, we have been unable to retain either an independent firm or the instrumentation to accurately measure the performance specifications of the prototype.

Plan of Operation

     Since our formation on February 9, 2000 through March 31, 2002, we accumulated a deficit of $78,969. Marine Jet's efforts have focused primarily on the development of our plan of operations, entering into agreements to utilize proprietary technology, obtaining assets to further develop a prototype Quick Jet motor and raising working capital through equity financing.

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



PAGE-17-



     We have developed controls for the test boat and used it to produce a promotional video, which we are disseminating to industry participants. Our management believes that the cash on hand will limit the progress on these tasks and that failure to obtain additional financing will delay or prevent the completion of such promotional material.

     To fund our operations for the remaining three quarters of 2002, our management believes that our current financial resources will not be adequate to provide for our working capital needs. There are no preliminary loan agreements or understandings between us, our officers, directors or affiliates or lending institutions. We have no arrangements or commitments for accounts and accounts receivable financing. There are no plans or intentions to acquire a significant plant and/or any equipment, nor to divest any of our current assets or equipment.

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

     To generate revenues, we plan to:

1.   Begin selling Quick Jet systems to boat builders;
2. Enter into joint venture marketing agreements with one or more engine builders to sell a propulsion package to boat builders; or
3. Enter into a joint venture licensing agreement with one or more manufacturers to build and sell systems and boats based upon the Quick Jet technology.

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




PAGE-18-
                    PART II - OTHER INFORMATION

                         Item 6. Exhibits

Item 1.  Index to Exhibits

Exhibit  Name and/or Identification of Exhibit
Number

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











PAGE-19-



                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                Marine Jet Technology Corporation
                          (Registrant)

By: /s/ Jeff P. Jordan
------------------------
Jeff P. Jordan
President

     In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated:


     Signature               Title                  Date
    -----------             -------                ------
 /s/ Jeff P. Jordan                             July 31, 2002
   Jeff P. Jordan          President

/s/ Martha A. Jordan                            July 31, 2002
  Martha A. Jordan         Secretary


















PAGE-20-