Form 10QSB
period 2002-06-30
MARINE JET TECHNOLOGY CORP
filed 2003-02-13
CIK 1139683

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from Commission file number ________ to ________

MARINE JET TECHNOLOGY CORP. (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0450923 (IRS Employer Identification No.)

4805 158 Court NE Redmond, Washington 98052 (Address of principal executive offices)
(425) 869-2723 (Issuer's telephone number)
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [   ]

==================================================================================

PART I.

ITEM 1 - Financial Statements

INDEPENDENT ACCOUNTANTS' REVEIW REPORT

To the Board of Directors of
Marine Jet Technology Corp.

We have reviewed the accompanying balance sheets of Marine Jet Technology, Corp. (a development Stage Company) (a Nevada corporation) as of June 30, 2002 and 2001, the related statements of operations and accumulated deficit and cash flows for the six and three months ended June 30, 2002 and 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Marine Jet Technology Corp. (a development Stage Company) (a Nevada corporation)

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/ Chavez & Koch, CPA's Ltd.
Chavez & Koch, CPA's, Ltd.

August 13, 2002
Henderson, Nevada

MAINE JET TECHNOLOGY, CORP. (A Development Stage Company) BALANCE SHEETS AS OF JUNE 30, 2002 & 2001 UNAUDITED
	6/30/02	6/30/01
ASSETS
CURRENT ASSETS:
Cash	$22,671	$-
Prepaid expenses	405	-
Total current assets	23,076	-
FIXED ASSETS:
Office equipment	689	-
Equipment and machinery	30,000	-
Accumulated depreciation	(5,060)	-
Total fixed assets	25,629	-
OTHER ASSETS:
Amortized Intangible Assets:
Proprietary rights agreement, net of amortization	849	947
Patents, net of amortization	47,113	46,939
Total other assets	47,962	47,886
TOTAL ASSETS	$96,667	$47,886

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$-	$13,036
Notes payable-shareholder	-	8,785
Total current liabilities	-	21,821
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 45,000,000 shares authorized 20,732,570 and 20,205,000 shares issued and outstanding as of 6/30/02 and 6/30/01, respectively.	20,733	20,205
Preferred stock, $0.001 par value, 5,000,000 shares authorized, not shares issued and outstanding as of 6/30/02 and 6/30/01, respectively.	-	-
Additional paid-in capital	158,436	38,696
Accumulated deficit during devolopment stage	(82,502)	(32,836)
Total stockholders' equity	96,667	26,065
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$96,667	$47,886

The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Balance Sheets.

MARINE JET TECHNOLOGY CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 AND FROM
INCEPTION TO JUNE 30, 2002
UNAUDITED

	Six months ended		Three months ended		Inception to
	6/30/2002	6/30/2001	6/30/02	6/30/01	6/30/02
REVENUES:	$-	$-	$-	$-	$-

EXPENSES:
General and administrative expenses	10,003	12,306	1,004	4,765	75,328
Depreciation expense	3,024	-	1,520	-	5,059
Amortization expense	1,107	1,812	1,009	932	4,882
TOTAL EXPENSES	14,134	14,118	3,533	5,697	85,269

OPERATING INCOME (LOSS)	(14,134)	(14,118)	(3,533)	(5,697)	(85,269)
Other income (expense):
Interest expense	-	-	-	-	(590)
Gain on forgiveness of debt	-	-	-	-	5,850

TOTAL OTHER INCOME (EXPENSE)	-	-	-	-	5,260

NET INCOME (LOSS)	(14,134)	(14,118)	(3,533)	(5,697)	(80,009)
Accumulated Deficit, beginning of period
As previously reported	(68,368)	(18,718)	(78,969)	(27,139)	-
Correction of an error (amortization)	-	-	-	-	(2,493)
Adjusted accumulated deficit, beginning of period	(68,368)	(18,718)	(78,969)	(27,139)	(2,493)

Accumulated Deficit, end of period	$(82,502)	$(32,836)	$(82,502)	$(32,836)	$(82,502)

Weighted average number
of shares outstanding	20,732,570	20,205,000	20,732,570	20,205,000	20,732,570

Net income (loss) per basic shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net income (loss) per diluted shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Statements of Operations and Accumulated Deficit.

MARINE JET TECHNOLOGY CORP. (A Development Stage Company) STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FROM INCEPTION TO JUNE 30, 2002 UNAUDITED
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During Dev. Stage	Total Stockholders' Equity
Issued for cash
February 11, 2000	105,000	$105	$-	$-	$105
Issued for cash
February 12, 2000	3,125,000	3,125	-	-	3,125
Issued for cash
May 18, 2000	100,000	100	-	-	100
Issued for proprietary rights agreement
May 19, 2000	1,000,000	1,000	-		1,000
Issued for patents				-
May 19, 2000	15,875,000	15,875	7,552,125	-	7,568,000
Expense paid for by an officer & director
December 31, 2000	-	-	4,790	-	4,790
Net income (loss)
December 31, 2000	-	-	-	(310,575)	(310,575)
Balance at
December 31, 2000	20,205,000	20,205	7,556,915	(310,575)	7,266,545
Prior Period Adjustment (Amortization)	-	-	-	291,857	291,857
Prior Period Adjustment (Patents valuation)	-	-	(7,518,219)	-	(7,518,219)
Balance at
January 1, 2001	20,205,000	20,205	38,696	(18,718)	40,183
504 Offering
July 31, 2001	527,570	528	104,986	-	105,514
Expenses paid for by an officer & director
September 30, 2001	-	-	11,575	-	11,575
Expenses paid for by an officer & director
December 31, 2001	-	-	3,179	-	3,179
Net income (loss)
December 31, 2001				(49,650)	(49,650)
Balance
December 31, 2001	20,732,570	20,733	158,436	(68,368)	110,801
Net income (loss)
March 31, 2002				(10,601)	(10,601)
Balance
March 31, 2002	20,732,570	$20,733	$158,436	$(78,969)	$100,200

These accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Statement of changes in stockholders' equity.

MARINE JET TECHNOLOGY CORP. (A Development Stage Company) STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FROM INCEPTION TO JUNE 30, 2002 UNAUDITED
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During Dev. Stage	Total Stockholders' Equity

Net income (loss)
June 30, 2002				(3,533)	(3,533)

Balance
June 30, 2002	20,732,570	$20,733	$158,436	$(82,502)	$96,667

These accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Statements of changes in stockholders' equity.

MARINE JET TECHNOLOGY CORP. (A Development Stage Company) STATEMENT OF CASH FLOWS SIX MONTHS ENDED JUNE 30, 2002 AND 2001 UNAUDITED
	1/1/2002 -	1/1/2001-
	6/30/2002	6/30/2001
CASH FLOWS FROM OPERATING ACTIVITIES:	$(14,134)	$(14,118)
Net income (loss)

Adjustments to reconcile net (loss) net cash (used in)
provided by operating activites:
Depreciation and amortization	5,033	1,851
(Increase) decrease in prepaid expenses	405	-
(Increase) Decrease in accounts payable	-	12,091
NET CASH USED IN OPERATING ACTIVITIES	(8,696)	(176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of lincensing agreement, patents	-	(1,449)
NET CASH USED IN INVESTING ACTIVITIES	-	(1,449)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in note payable-shareholder	-	1,410
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	1,410

NET INCREASE (DECREASE) IN CASH	(8,696)	(215)

CASH - beginning of period	31,367	215
CASH - end of period	$22,671	$-

Supplemental disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Statement of cash flows.

MARINE JET TECHNOLOGY CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2002

NOTE 1 - ORGANIZATION AND BACKGROUND

Marine Jet Technology Corp. (a U.S. Operating Company and Nevada corporation) incorporated on February 9, 2000.The company was formed to develop and market a boat propulsion technology developed by the President of the Company. The Company currently has minimal operations and in accordance with SFAS #7, the Company is considered a development stage company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

The financial statements of Marine Jet Technology Corp. have been prepared on the accrual basis. Revenues are recognized when earned and expenses are recognized in the period incurred. The fiscal year end is December 31.

Cash and cash equivalents

The Company considers short-term investments with an original maturity of three months or less to be cash equivalents.

Prepaid expenses

The Company amortizes prepaid expenses over a period equivalent to the term of commitment. Prepaid expenses for the periods ended June 30, 2002 and June 30, 2001 were $405 and $0, respectively.

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

Depreciation for the periods ended June 30, 2002, and June 30, 2001 was $3,024 and $0, respectively.

MARINE JET TECHNOLOGY CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
AS OF JUNE 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share Calculations

Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighed-average number of common shares outstanding for the period. The weighed-average number of common shares outstanding for computing basic EPS was 20,732,570 and 20,205,000 for the periods ended June 30, 2002 and 2001, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2002 and 2001, the Company had no outstanding securities that could have a dilutive effect on the outstanding common stock, respectively.

Amortized Intangible assets

Intangible Assets are recorded at their historical cost. Amortization is recorded using the straight-line method over the estimated useful life of the assets, which are as follows:

Proprietary rights agreement Patents	14 years 13-14 years

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

MARINE JET TECHNOLOGY CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
AS OF JUNE 30, 2002

NOTE 3 - COMMITMENTS

The Company entered into a two-year lease agreement for office space and mail forwarding services for $135 per month that ends on May 31, 2002. On July 18, 2001, the Company paid the lease in full. The resulting prepaid balance as of June 30, 2002 is $405.

NOTE 4 - AMORTIZED INTANGIBLE ASSETS

Proprietary Rights Agreement (non-cash transaction)

The Company has recorded the purchase of a proprietary rights agreement on May 18, 2000 from David Lyman, co-developer of the boat propulsion technology. The Company recorded the agreement for a consideration of 1,000,000 shares of $0.001 par value stock of the Company, valued at $1,000.

The Company has adopted SFAS 142. Under guidance from SFAS 142, Management has determined that the value of the proprietary rights agreement, purchased in May of 2000, has not significantly decreased and there has been no reduction in the usefulness of the asset for the periods ended June 30, 2002 and June 30, 2001.

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

The Company has adopted SFAS 142. Under guidance from SFAS 142, Management has determined that as the major intangible asset, the value of the patent licensing agreement, purchased in April of 2000, has not significantly decreased and there has been no reduction in the usefulness of the asset for the periods ended June 30, 2002 and June 30, 2001.

Because the patents have not demonstrated their technological or commercial feasibility as June 30, 2002 and June 30, 2001, and since significant risks exist because of uncertainties the Company may face in the form of time and costs necessary to produce technological and commercial feasibility, there is uncertainty that the Company will be able to realize any value from the intangible asset should the technology fail to become viable.

MARINE JET TECHNOLOGY CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
AS OF JUNE 30, 2002

NOTE 4 - AMORTIZED INTANGIBLE ASSETS (CONTINUED)

Amortized Intangible Assets

Amortization expense for the periods ended June 30, 2002, and June 30, 2001 was $1,107 and $1,812, respectively.

	For the periods ended June 30:
	2002	2001
Proprietary rights agreement	$1,000	$1,000
Patents	55,238	51,230
Gross Carrying Amounts	56,238	52,230
Less: Accumulated Amortization	8,276	4,344
Net Amortized Intangible Assets	$47,962	$47,886

Scheduled amortization expense for each of the next five fiscal years are as follows:

Period ended June 30,
2003	$3,992
2004	3,992
2005	3,992
2006	3,992
2007	3,992
Thereafter	28,002
$47,962

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
AS OF JUNE 30, 2002

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

During the period ended June 30, 2001, an officer, director and shareholder of the Company paid for expenses on behalf of the Company totaling $4,790. Of the total amount received, $0 is considered common stock and $4,790 is considered additional paid-in capital.

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

During the period ended June 30, 2002, an officer, director and shareholder of the Company paid for expenses on behalf of the Company totaling $3,179. Of the total amount received, $0 is considered common stock and $3,179 is considered additional paid-in capital.

For the periods ended June 30, 2002 and June 30, 2001, the Company had 20,732,570 and 20,205,000 shares of common stock issued and outstanding, held by 113 shareholders of record for both periods.

MARINE JET TECHNOLOGY CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
AS OF JUNE 30, 2002

NOTE 6 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock that are not disclosed on the balance sheets.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company entered into a Patent License Agreement ("Agreement") with Jeff P. Jordan and Robert J. Tomlinson ("Licensors"), officers and directors of the Company, to issue rights to all of the marketing, proprietary, licensing, patent and intellectual rights to US Patent #5,658,176, "Marine Jet propulsion System", US Patent #5,679,035, "Marine Jet Propulsion Nozzle and Method", and US Patent #5,683,276, "Marine Jet Propulsion Inlet Duct and Method", in exchange for 15,875,000 shares of the company's $0.001 par value common stock (See Note 6). The Agreement grants to the Company exclusive rights to the use of the Patents for all applications under 400hp.

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

NOTE 8 - INCOME TAXES

As of June 30, 2002, the Company has a net operating loss carryforward of approximately $82,502 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2022. The deferred tax asset relating to the net operating loss carryforward of approximately $15,626 has been fully reserved at June 30, 2002.

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
 AS OF JUNE 30, 2002

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Plan of Operation

Since our formation on February 9, 2000 through June 30, 2002, we accumulated a deficit of $(82,502). Marine Jet's efforts have focused primarily on the development of our plan of operations, entering into agreements to utilize proprietary technology, obtaining assets to further develop a prototype Quick Jet motor and raising working capital through equity financing.

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

5.   Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of February, 2003.

MARINE JET TECHNOLOGY CORP. (Registrant)
BY:	/s/ Jeff Jordan Jeff Jordan President, Principal Executive Officer, Treasurer, and Principal Financial Officer

CERTIFICATION

I, Jeff Jordan, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Marine Jet Technology Corp.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated this 12th day of February, 2003.

/s/ Jeff Jordan Jeff Jordan Principal Executive Officer and Principal Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Marine Jet Technology Corp. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Jeff Jordan, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 12th day of February, 2003.

/s/ Jeff Jordan Jeff Jordan Chief Executive Officer and Chief Accounting Officer