Form 10QSB
period 2002-09-30
MARINE JET TECHNOLOGY CORP
filed 2003-02-13
CIK 1139683

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from Commission file number __________ to ___________

MARINE JET TECHNOLOGY CORP. (Exact name of small business issuer as specified in its charter)

Nevada	88-0450923
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

PART I.

ITEM 1 - Financial Statements

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors of
Marine Jet Technology Corp:

We have reviewed the accompanying balance sheets of Marine Jet Technology Corp. (a development Stage Company) (a Nevada corporation) as of September 30, 2002 and 2001, the related statements of operations and accumulated deficit and cash flows for the nine and three months ended September 30, 2002 and 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Marine Jet Technology Corp.

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

/s/ Chavez & Koch, CPA's, Ltd.
Chavez & Koch, CPA's, Ltd.

December 18, 2002
Henderson, Nevada

MARINE JET TECHNOLOGY CORP. (A Development Stage Company) BALANCE SHEETS AS OF SEPTEMBER 30, 2002 & 2001 UNAUDITED
	9/30/02	9/30/01
ASSETS
CURRENT ASSETS:
Cash	$17,620	$48,425
Prepaid expenses	405	-
Total current assets	18,025	48,425
FIXED ASSETS:
Office equipment	689	-
Equipment and machinery	30,000	30,000
Accumulated depreciation	(6,597)	-
Total fixed assets	24,092	30,000
OTHER ASSETS:
Amortized Intangible Assets:
Proprietary rights agreement, net of amortization	831	929
Patents, net of amortization	46,111	46,014
Total other assets	46,942	46,943
TOTAL ASSETS	$89,059	$125,368

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$-	$945
Notes payable-shareholder	-	1,410
Total current liabilities	-	2,355
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 45,000,000 shares authorized 20,732,570 and 20,468,785 shares issued and outstanding as of 9/30/02 and 9/30/01, respectively.	20,733	20,733
Preferred stock, $0.001 par value, 5,000,000 shares authorized, not shares issued and outstanding as of 9/30/02 and 9/30/01, respectively.	-	-
Additional paid-in capital	158,436	155,257
Accumulated deficit during devolopment stage	(90,110)	(52,977)
Total stockholders' equity	89,059	123,013
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$89,059	$125,368

The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Balance Sheets.

MARINE JET TECHNOLOGY CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND FROM INCEPTION TO SEPTEMBER 30, 2002
UNAUDITED

	Three months ended		Nine months ended		Inception to
	9/30/2002	9/30/2001	9/30/02	9/30/01	9/30/02
REVENUES:	$-	$-	$-	$-	$-

EXPENSES:
General and administrative expenses	5,051	18,608	15,054	30,915	80,379
Depreciation expense	1,537	-	4,561	-	6,596
Amortization expense	1,020	942	2,127	2,754	5,902
TOTAL EXPENSES	7,608	19,550	21,742	33,669	92,877

OPERATING INCOME (LOSS)	(7,608)	(19,550)	(21,742)	(33,669)	(92,877)

Other income (expense):
Interest expense	-	(590)	-	(590)	(590)
Gain on forgiveness of debt	-	-	-	-	5,850

TOTAL OTHER INCOME (EXPENSE)	-	(590)	-	(590)	5,260

NET INCOME (LOSS)	(7,608)	(20,140)	(21,742)	(34,259)	(87,617)

Accumulated Deficit, beginning of period	(82,502)	(32,837)	(68,368)	(18,718)
As previously reported					-
Correction of an error (amortization)	-	-	-	-	(2,493)
Adjusted accumulated deficit, beginning of period	(82,502)	(32,837)	(68,368)	(18,718)	(2,493)

Accumulated Deficit, end of period	$(90,110)	$(52,977)	$(90,110)	$(52,977)	$(90,110)

Weighted average number
of shares outstanding	20,732,570	20,468,785	20,732,570	20,468,785	20,732,570

Net income (loss) per basic shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net income (loss) per diluted shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with this Statement of Operations and Accumulated Deficit.

MARINE JET TECHNOLOGY CORP. (A Development Stage Company) STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FROM INCEPTION TO SEPTEMBER 30, 2002 UNAUDITED
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During Dev. Stage	Total Stockholders' Equity
Issued for cash
February 11, 2000	105,000	$105	$-	$-	$105
Issued for cash
February 12, 2000	3,125,000	3,125	-	-	3,125
Issued for cash
May 18, 2000	100,000	100	-	-	100
Issued for proprietary rights agreement
May 19, 2000	1,000,000	1,000	-	-	1,000
Issued for patents
May 19, 2000	15,875,000	15,875	7,552,125	-	7,568,000
Expense paid for by an officer & director
December 31, 2000	-	-	4,790	-	4,790
Net income (loss)
December 31, 2000	-	-	-	(310,575)	(310,575)
Prior Period Adjustment (Amortization)	-	-	-	291,857	291,857
Prior Period Adjustment (Patents valuation)	-	-	(7,518,219)	-	(7,518,219)
504 Offering
July 31, 2001	527,570	528	104,986	-	105,514
Expenses paid for by an officer & director
September 30, 2001	-	-	11,575	-	11,575
Net income (loss) for the nine months ended
September 30, 2001	-	-	-	(34,259)	(34,259)
Balance
September 30, 2001	20,732,570	20,733	155,257	(52,977)	123,013
Expenses paid for by an officer & director
December 31, 2001	-	-	3,179	-	3,179
Net income (loss) for the three months ended
December 31, 2001	-	-	-	(15,391)	(15,391)
Net income (loss) for the nine months ended
September 30, 2002	-	-	-	(21,742)	(21,742)
Balance
September 30, 2002	20,732,570	$20,733	$158,436	$(90,110)	$89,059

The accompanying independent accountants' review report and notes to financial statments should be read in conjunction with this Statements of Changes in Stockholders' Equity.

MARINE JET TECHNOLOGY CORP. (A Development Stage Company) STATEMENT OF CASH FLOWS NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 UNAUDITED
	1/1/2002 -	1/1/2001-
	9/30/2002	9/30/2001
CASH FLOWS FROM OPERATING ACTIVITIES:	$(21,742)	$(34,259)
Net income (loss)

Adjustments to reconcile net (loss) net cash (used in)
provided by operating activites:
Depreciation and amortization	7,590	2,794
(Increase) decrease in prepaid expenses	405	-
(Increase) decrease in accounts payable	-	-
NET CASH USED IN OPERATING ACTIVITIES	(13,747)	(31,465)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of capital assets	-	(30,000)
Purchase of licensing agreement, patents	-	(1,449)
NET CASH USED IN INVESTING ACTIVITIES	-	(31,449)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in note payable-shareholder	-	(5,965)
Proceeds from issuance of capital stock		117,089
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	111,124

NET INCREASE (DECREASE) IN CASH	(13,747)	48,210

CASH, BEGINNING OF PERIOD	31,367	215
CASH, END OF PERIOD	$17,620	$48,425

Supplemental disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying independent accountants' review report and notes to financial statments should be read in conjunction with this Statements of Cash Flows.

MARINE JET TECHNOLOGY CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2002

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

Prepaid expenses

The Company amortizes prepaid expenses over a period equivalent to the term of commitment. Prepaid expenses for the periods ended September 30, 2002 and September 30, 2001 were $405 and $0, respectively.

Fixed assets

Fixed assets are recorded at cost. Ordinary maintenance and repairs are charged to expense as incurred and costs that materially increase the life of the assets are capitalized. Depreciation is recorded using the straight-line method over the estimated useful life of the assets, which are as follows:

Office equipment Equipment and machinery Computer equipment Software Office furniture	7 years 5 years 5 years 5 years 7 years

Depreciation for the periods ended September 30, 2002, and September 30, 2001 was $4,561 and $0, respectively.

MARINE JET TECHNOLOGY CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
AS OF SEPTEMBER 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share Calculations

Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighed-average number of common shares outstanding for the period. The weighed-average number of common shares outstanding for computing basic EPS was 20,732,570 and 20,468,785 for the periods ended September 30, 2002 and 2001, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of September 30, 2002 and 2001, the Company had no outstanding securities that could have a dilutive effect on the outstanding common stock, respectively.

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
AS OF SEPTEMBER 30, 2002

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

The Company has adopted SFAS 142. Under guidance from SFAS 142, Management has determined that the value of the proprietary rights agreement, purchased in May of 2000, has not significantly decreased and there has been no reduction in the usefulness of the asset for the periods ended September 30, 2002 and September 30, 2001.

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

The Company has adopted SFAS 142. Under guidance from SFAS 142, Management has determined that as the major intangible asset, the value of the patent licensing agreement, purchased in April of 2000, has not significantly decreased and there has been no reduction in the usefulness of the asset for the periods ended September 30, 2002 and September 30, 2001.

Because the patents have not demonstrated their technological or commercial feasibility as September 30, 2002 and September 30, 2001, and since significant risks exist because of uncertainties the Company may face in the form of time and costs necessary to produce technological and commercial feasibility, there is uncertainty that the Company will be able to realize any value from the intangible asset should the technology fail to become viable.

MARINE JET TECHNOLOGY CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
AS OF SEPTEMBER 30, 2002

NOTE 4 - AMORTIZED INTANGIBLE ASSETS (CONTINUED)

Amortized Intangible Assets

Amortization expense for the periods ended September 30, 2002, and September 30, 2001 was $2,127 and $2,754, respectively.

	For the periods ended September 30:
	2002	2001
Proprietary rights agreement	$1,000	$1,000
Patents	55,238	51,230
Gross Carrying Amounts	56,238	52,230
Less: Accumulated Amortization	9,296	5,287
Net Amortized Intangible Assets	$46,942	$46,943

Scheduled amortization expense for each of the next five fiscal years are as follows:

Period ended September 30,
2003 2004 2005 2006 2007	$3,992 3,992 3,992 3,992 26,982
Thereafter	$46,942

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
AS OF SEPTEMBER 30, 2002

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

During the period ended December 31, 2002, an officer, director and shareholder of the Company paid for expenses on behalf of the Company totaling $3,179. Of the total amount received, $0 is considered common stock and $3,179 is considered additional paid-in capital.

For the periods ended September 30, 2002 and September 30, 2001, the Company had 20,732,570 and 20,468,785 shares of common stock issued and outstanding, held by 113 shareholders of record for both periods.

MARINE JET TECHNOLOGY CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
AS OF SEPTEMBER 30, 2002

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

NOTE 8 - INCOME TAXES

As of September 30, 2002, the Company has a net operating loss carryforward of approximately $111,852 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2022. The deferred tax asset relating to the net operating loss carryforward of approximately $17,780 has been fully reserved at June 30, 2002.

MARINE JET TECHNOLOGY CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
AS OF SEPTEMBER 30, 2002

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Plan of Operation

Since our formation on February 9, 2000 through September 30, 2002, we accumulated a deficit of $(90,110). Marine Jet's efforts have focused primarily on the development of our plan of operations, entering into agreements to utilize proprietary technology, obtaining assets to further develop a prototype Quick Jet motor and raising working capital through equity financing.

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

Item 3. Controls and Procedures.

Jeff Jordan, Principal Executive Officer and Principal Financial Officer of Marine Jet Technology Corp., has established and is currently maintaining disclosure controls and procedures for our company. The disclosure controls and procedures have been designed to ensure that material information relating to our company is made known to them as soon as it is known by others within our company.

Our Principal Executive Officer and Principal Financial Officer conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

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

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 12th day of February, 2003.

/s/ Jeff Jordan Jeff Jordan Principal Executive Officer and Principal Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Marine Jet Technology Corp. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date here of (the "Report"), I, Jeff Jordan, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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