Form 10KSB
period 2002-12-31
MARINE JET TECHNOLOGY CORP
filed 2003-04-14
CIK 1139683

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - December 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 000-31289

MARINE JET TECHNOLOGY CORP.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0450923 (Employer Identification No.)

4805 158 Court NE
Redmond, Washington 98052
(Address of principal executive offices, including zip code.)

(425) 869-2723
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [   ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State Issuer's revenues for its most recent fiscal year. December 31, 2002 - $-0-.

The aggregate market value for the common equity held by non-affiliates as of April 10, 2003 is $-0-.

Issuers involved in Bankruptcy Proceedings during the past Five Years.
Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: April 20, 2003 - 20,732,570 shares of Common Stock

Transitional Small Business Issuer Format
YES [   ] NO [ x ]

PART I

Item 1.   Business

Description of Business

Marine Jet Technology Corp. (hereinafter referred to as the "Company" or "Marine Jet") was incorporated in Nevada on February 9, 2000, to develop and market boat propulsion technology developed by the President of the Company, Jeff P. Jordan.

Prior to the inception of the Company, Mr. Jordan was granted several patents in the United States, the European Union, Australia and New Zealand. In addition, one patent is pending in Canada. For more information, please refer to the United States Patent and Trademark Office web site at www.uspto.gov. These patents protect various elements of a marine propulsion system that Mr. Jordan had developed with his partner Mr. Robert J. Tomlinson, a current shareholder of the Company.

Also prior to the formation of Marine Jet Technology Corporation, Mr. Jordan asked Mr. David L. Lyman, a current shareholder, who owns and operates a contract-manufacturing firm, to assist in the design of a prototype engine. Mr. Lyman would assist in making the propulsion system suitable for mass production using automated equipment. Mr. Lyman owns and operates IDA, Inc. and has gone to Japan to accept awards as the top quality contract manufacturer for Mitsubishi Heavy Industries. Through IDA, Inc., Mr. Lyman supplies automotive parts machining services to Honeywell and others in the US. His current production is mostly in turbo charger components and intake manifolds, which end up in production vehicles from Volvo, Chrysler and several Japanese manufacturers. Prior to founding IDA, Mr. Lyman was a component part supplier for Genie Garage Door Openers and various other companies. He was associated with Mr. Jordan in the design, manufacture and installation of commercial hydroelectric systems on municipal water systems in Montana for cogeneration. He also has a long history as tool and die maker, pattern maker and model maker.

On May 19, 2000, the Company entered into a Proprietary Rights Agreement with Mr. Lyman, whereby the Company received any and all proprietary rights and future benefits derived from Mr. Lyman's design, development and work on the prototype propulsion system. Pursuant to this agreement, the Company issued 1,000,000 shares of common stock to Mr. Lyman. The value of Mr. Lyman's proprietary rights was negotiated between and among Messrs. Lyman, Jordan and Tomlinson.

On May 19, 2000, the Company entered into a Technology License Agreement with Messrs. Jordan and Tomlinson. In accordance with this agreement, Messrs. Jordan and Tomlinson assigned the rights to three United States patents they owned as individuals, as well as any improvements, reissues or extensions of those patents in the United States or abroad. In exchange for this patent, the Company issued an aggregate of 15,875,000 shares of common stock - of which Mr. Jordan received 14,287,500 common shares and Mr. Tomlinson received 1,587,500 shares of common stock.

In August of 2001, the Company purchased assets from Mr. Jordan for cash. The assets included a test boat, patterns for component castings and related equipment.

Business of the Issuer

Status of Any Publicly Announced New Product or Service

The Company has developed a fully-operation prototype propulsion system. This system has been undergoing test, research and further development by management of the Company. Management has been working on the controls for the system to improve the maneuverability and convenience of the QuickJet. Although the prototype has generally met management's expectation, the Company has been unable to retain either an independent firm or the instrumentation for management to accurately measure the performance specifications of the prototype.

Principal Product and Markets

The Company intends to develop marine jet propulsion systems for sale and to license the rights to manufacture such systems and/or boats incorporating such technology under the name "Quick Jet." Marine Jet Technology seeks to develop and market the Quick Jet technology to produce a proprietary marine jet propulsion system that offers the low-speed thrust and acceleration of a propeller drive, while retaining the safety, convenience and maneuverability of a traditional jet design.

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

If it were not for these operating range restrictions, management believes that the majority of boats would be water-jet powered. Propellers and jets both move a column of water in the opposite direction to propel a boat. The propeller's discharge column is submerged, but can be seen and felt. A Marine Jet propulsion system is essentially a propeller in a tube, which has an inlet to supply water to the propeller and a nozzle to direct the propeller's discharge. MJTC technology allows the use of smaller motors which reduces noise and lowers boat weight and fuel consumption, while providing higher acceleration, higher thrust at low boat speeds and heavy load carrying capacity. Management believes that jets are safer than out-drives because there is no exposed propeller in the water. In addition, management believes that jet propulsion systems are more maneuverable than out-drives because the jet outlet is directionally controlled.

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

The Company originally developed the idea of the Marine Jet propulsion system for use in the recreation boating arena. The Company intends to market its water-jet system for commercial use under the name "WorkJET." With more thrust at low boat speeds and larger load carrying capacity than previous marine engine types, management believes that the WorkJET will operate efficiently both inshore and in heavy seas. It has the shallow draft of a jet, yet the stability, sea-keeping and dynamic breaking of a propeller in big swells.

The Company believes that this market is ideal for its product because jet propulsion systems are preferred in the fishing industry for their shallow draft and ability to operate over nets. Until WorkJET, however, management believes that fishing jets have been inefficient under load and at the slower boat speeds required by heavy seas. It is management's belief that the WorkJET's thrust at high and low speeds gives it the advantage over traditional jets.

The engines used with the prototype Quick Jet are the same as are used with existing jets, inboards and stern drives. All use the same engines, which are automobile/truck engines with marine manifolds. The Company does not contemplate developing an entirely new engine or drive system, rather management seeks to improve the use of such engines. The mechanical components that differentiate a Quick Jet boat from an inboard boat or stern drive boat are the gear reduction and the hydraulic appliances in the inlet duct, the pump, the nozzle and the control system. By design of Messrs. Jordan and Lyman, the drive components are expected to be easily manufactured using common processes and methods. The Company has a production prototype under test and development, which was the first unit to test these manufacturing concepts. This design is intended for 18' to 26' boats, the largest boat segment in dollar terms. The Company intends to have its finalized design manufactured under a common contract based on ISO 9000 quality specifications. To date, the Company is continuing testing and development, and has not finalized the design of the Quick Jet system.

Distribution Methods of the Products

The Company's goal is to sell the Quick Jet system in combination with available marine motors to boat manufacturers, who will produce boats incorporating the licensed technology. The Company may also license one or more manufacturers to sell systems based on the technology. In return, manufacturers will pay the Company a royalty on each boat or engine sold that utilizes the Company's technology. At this time, the Company does not intend to produce the Quick Jet engines in-house.

Marine Jet anticipates that the use of existing production and sales capacity offers the most rapid market penetration. For this reason, the Company's strategy centers on developing joint venture and licensing relationships with boat and motor manufacturers. The Company has yet to identify such companies or enter into any manufacturing relationships or joint ventures.

The Company's Internet site, "www.marinejettech.com," is available for industry participants and consumers to learn about the Company's technology. The Company believes that its web site is ideal for answering technical questions, building credibility and creating market interest.

Additionally, the Company has produced a video exhibiting the performance of its test boat. These will be used as 5-minute video commercials that will initially be distributed on VHS cassettes. The Company is planning to distribute this and future video on CD- ROM, DVD and over the Internet to potential clients or licensees.

Competitive Business Condition and Competitive Position

Management estimates that the marine propulsion system market is dominated by a few large manufacturers. Management believes that this market has stagnated due to a lack of innovative new products and that the dominant companies rely almost exclusively on economies of scale to maintain their positions. However, the Company sees no unusual barrier to entry, because:

1. There are many small manufacturers operating in niches with regional distribution;
2. The cost of expanding boat production is relatively small; and
3. There are several retail channels for trailerable boats, including boat shows, boat dealers, personal water vehicle dealers and automobile dealers.

The Company believes the market advantages of a Quick Jet as compared to a propeller are:

1. Better maneuverability, due to redirection of the jet;
2. Safety, since the propeller is enclosed, it cannot harm people or marine animals; and
3. Dependability and reduced maintenance costs, because the propeller cannot entangle or strike submerged objects.

Conversely, the Company considers that disadvantages of the Quick Jet are:

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

Raw Materials

Mr. Dave Lyman, owner of IDA, Inc., based in Heron, Montana, and a shareholder of the Company, has consulted in the design of the Quick Jet system to make it suitable for contract manufacturing of system components. The Company believes that there are sufficient sources of supply for each component of the propulsion system. The Company is not aware of any element of the system that requires unusual or specialized manufacturing techniques.

Patents and Licenses

Prior to the inception of the Company, Mr. Jordan was granted US Patent 5,658,176 in August of 1997, US Patent 5,679,035 in October of 1997 and US Patent 5,683,276 in November of 1997. Patents corresponding to US Patent 5,658,176 have also been granted in the EU, Australia and New Zealand and one is pending in Canada. These patents cover methods of the following:

1. More efficiently recovering hydraulic power in the inlet duct of the propulsion system,
2. Regulating the system flow for water pump efficiency and
3. Moving a higher mass flow rate of the water for greater thrust.

Due to the length and detail of the information contained in the patent documentation, the Company refers readers of this registration statement to view these documents at the United States Patent and Trademark Office's Internet site, which can be found at www.uspto.gov.

The Company exclusively licenses the rights to patents covering the operation and design of a marine propulsion system. Steps taken by the Company to protect these proprietary rights may not be adequate to prevent misappropriation of such rights or third parties from independently developing a functionally equivalent or superior technology. The Company's US Patents expire as follows:

1. Patent 5,658,176 expires in December 2015,
2. Patent 5,679,035 expires in February 2016 and
3. Patent 5,683,276 expires in February 2016.

Governmental Approval

The Company knows of no government approval required for the Quick Jet. The Company seeks to engage prospective contract manufacturers that are already in compliance with government regulations relating to workplace safety, payroll taxes and fair hiring practices, although there is no guarantee of the Company's ability to enter into relationships with such companies.

Effects of Existing or Probable Governmental Regulations

The Company believes that the effect of existing or probable regulations in this business segment will have a positive effect on the Company's operations. With respect to public safety regulations, the Company intends to compete against an exposed propeller system with a completely enclosed water jet system, which it believes will eliminate a significant number of accidents resulting from exposed propellers. With respect to current and probable environmental regulations, the Company believes it will have a similar advantage from eliminating environmental damage done by propellers to manatees, fish, sea grass and other aquatic life. With respect to pollution regulations the Company believes its propulsion technology will encourage the use of four-cycle engines rather than two-cycle engines that produce much more air and water pollution. With respect to noise regulations, the Company believes its designs will isolate gear whine and other propulsion system noise within an acoustically insulated engine enclosure.

Research and Development

Since its inception, the Company has been working on the controls for the boat to better demonstrate the maneuverability and convenience that this system offers. The Company has purchased approximately $1,200 in control components for this purpose.

Generally, the prototype has been under test for nearly two years. Despite performance meeting management's general expectations, the Company has been operating on limited funds and has been unable to secure instrumentation, which is relatively capital-intensive, to measure performance properly. The Company has replaced several system components with improved designs, and is currently working on the ergonomics of the operator interface. The performance of any boat and propulsion system combination is greatly affected by the hull design, so any performance specifications obtained from the test boat will not be directly applicable to other hull designs.

Additionally, the stock and cash paid for the rights to proprietary technology indirectly cover time and money personally spent by the developers of such technology.

Environmental Laws

The Company believes that the Quick Jet is designed to consume less fuel and produce less pollution, less noise and less damage to aquatic life than the current exposed-propeller technology, which will allow contract manufacturers to produce a product that is compliant with environmental legislation.

Employees

Excluding officers, the Company presently has two part-time employees, Jeff P. Jordan, President, and Martha Jordan, Secretary. Mr. Jordan dedicates approximately 75% of his time to the Company's operations, while Mrs. Jordan commits approximately 20% of her time to Marine Jet. The Company's employees are not represented by a collective bargaining agreement, and management believes that the Company's relations with its employees are good.

Risk Factors

1. We Cannot Assure You that the Prototype will be Commercially Successful. There is no assurance that Marine Jet's product development program will lead to any commercially profitable products. The Company's initial licenses of products will require further development and testing prior to commercialization. There is no assurance that any such potential products will be successfully developed and be capable of being produced in commercial quantities at acceptable costs or be successfully marketed. There also is no assurance that Marine Jet will be able to reach its objectives in manufacturing, marketing and sales. The Company has no history of sales or volume manufacturing. There can be no assurance that the Company will successfully manufacture or market any product, either independently or pursuant to manufacturing or marketing agreements with third parties. There is no assurance that such third party arrangements can be successfully negotiated or that such arrangements will be on commercially reasonable terms. To the extent that Marine Jet Technology Corp. arranges with third parties to manufacture or market its products, the success of such products may depend on the efforts of such third parties.

2.No Assurance of Revenue or Operating Profits. Marine Jet expects to incur substantial operating losses for at least the first two years. The Company currently has no significant sources of revenue, whether from product sales, licensing fees or research funding, and there can be no assurance that it will be able to develop such revenue sources or that its operations will become profitable, even if it is able to commercialize its products. The Company's operating results are and will be volatile and difficult to predict. There can be no assurance that it will be able to operate, expand and develop its operations and products and efficiently maintain adequate control of its expenses. The Company's failure to meet its objectives may have a material adverse effect on its business, operating results and financial condition.

3. Technological Changes and Uncertainty. Marine Jet business activity focuses on the manufacturing and licensing of innovative products. There can be no assurance that research and discoveries by others will not render some or all of the Company's programs or products noncompetitive or obsolete. No assurance can be given that unforeseen problems will not develop with the patents, technology or products or that the Company will ultimately develop commercially viable products.

4. Diversification. Marine Jet may be required to diversify its current product development and marketing plans to address the currently unanticipated demands of various markets. No assurance can be given that the Company will be able to complete the development of its first products prior to addressing other products that may represent more significant business opportunities for the Company.

5. Substantial Competition. The boat manufacturing and boat propulsion businesses are highly competitive. Many companies are marketing products in this business sector based on a variety of existing technologies that are prevalent in the marketplace. Many of these companies have substantially greater financial and other resources, and have substantially more experience in new product development and marketing.

6. Dependence on Qualified Personnel and Conflict of Interest. Because of the specialized nature of Marine Jet's business, the Company is highly dependent upon its ability to retain Mr. Jeff Jordan as the key, qualified technical innovator and production advisor. There can be no assurance that the Company will be able to retain Mr. Jordan as an employee of the Company, apart from his interest in the success of the Company because of his relatively large common stock holding. Loss of the services of Mr. Jordan would be detrimental to the Company. As the Company develops its business and operations, there is no assurance that it will be able to attract and retain other qualified personnel. The loss of the services of Mr. Jordan or certain other key personnel could have a material adverse effect on the Company's business and prospects. The success of the Company will also be largely dependent upon the ability of the Company to continue to attract quality management and employees to help operate the Company as its operations grow as well as upon the ability of the Company to retain quality management and employees in the companies it plans to invest and/or acquire.

7. Uncertain Ability to Protect Technology and Products. Although the Company holds domestic and foreign patents, there can be no assurance as to the breadth or the degree of protection that any such patents will afford the Company. Also, there can be no assurance that others will not independently develop substantially equivalent proprietary information or otherwise obtain access to the Company's know-how, or that others may not be issued patents that may require licensing and payment of significant fees or royalties by the Company to pursue its business. Moreover, the Company could incur substantial costs in defending itself in any suits brought against it claiming infringement of the patent rights of others or in asserting the Company's patent rights in a suit against another company.

8. Unproven Products. The Company's products will require further development and testing before they can be commercially marketed or licensed. Other risks include the competitive environment in which the Company operates, as well as risks related to the development, manufacturing, distribution, marketing and technical problems that may be beyond the Company's ability to resolve. There can be no assurance that the company's products will be capable of being produced in commercial quantities, obtain acceptance in the market or be successfully marketed and sold. There is also no assurance that Marine Jet will be able to establish any market for its products. The Company is aware of no directly similar products in any markets. The Company will incur substantial expenses in establishing markets for its products, and in establishing distribution channels within such markets, if and when they are ever established.

ITEM 2.    DESCRIPTION OF PROPERTIES.

The Company's principal offices are located at 4805 158 Court NE, Redmond, WA 98052, telephone: (425) 869- 2723. The Company uses the office space pursuant to an oral agreement with Mr. Jordan, the Company's President. The Company believes that this arrangement is suitable given the limited nature of the Company's current operations. There are currently no proposed programs for the renovation, improvement or development of the facilities the Company currently utilizes.

The Company uses the space on a rent free basis. This space totals approximately 200 square feet. The space is furnished with computers, printers, and various other office furniture and equipment.

ITEM 3.    LEGAL PROCEEDINGS.

The Company is not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during the fourth quarter of 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market for the Registrant's Equity

The Company's common stock is not traded on any public market and there has been no trading market to date. There are no outstanding options or warrants to purchase, or securities convertible into, common stock of the Company. As of December 31, 2002, there were 20,205,570 shares of par value common stock issued and outstanding.

The Company's management has considered a potential offering of its common equity, which could have a material effect on the future market price of the Company's common equity. However, there are no agreements or commitments to enact such an offering of securities at this time.

Security Holders

As of December 31, 2002, the Company had approximately 106 shareholders of record.

Dividends

The Company has not declared any cash dividends, nor do it intend to do so. The Company is not subject to any legal restrictions respecting the payment of dividends, except that it may not be paid to render the Company insolvent. Dividend policy will be based on the Company's cash resources and needs and the Company anticipates that all available cash will be needed for its operations in the foreseeable future.

Section 16(a)

The Company's directors, executive officers and ten percent shareholders made all required filings pursuant to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

Plan of Operation

Since the Company's inception on February 9, 2000 through December 31, 2002, the Company incurred a net loss of $101,423. Marine Jet's efforts have focused primarily on the development of the Company's plan of operations, entering into agreements to utilize proprietary technology, obtaining assets to further develop a prototype Quick Jet motor and raising working capital through equity financing.

The Company anticipates the need to recruit a management team experienced in the marketing of new technology in similar markets, to generate interest in the Company's technology. However, due to the limited availability of funds with which to pay salaries, the Company intends to make stock options a substantial portion of the compensation package for such a management team.

The Company developed controls for the test boat and used it to produce a promotional video, which the Company is disseminating to industry participants. Management notes that the cash on hand necessarily limits progress on these tasks and that failure to obtain additional financing will delay or prevent the completion of such promotional material.

To fund fiscal 2003 operations, management believes that the Company's current financial resources will not be adequate to provide for its working capital needs through December 2002. There are no preliminary loan agreements or understandings between the Company, its officers, directors or affiliates or lending institutions. The Company has no arrangements or commitments for accounts and accounts receivable financing.

Management expects the need to raise additional capital via a public or private offering of equity or debt securities to provide funding for ongoing operations. There are no formal or informal agreements to attain such financing. Any capital attained from the sale of equity or debt securities will be utilized to manufacture an initial production run of Quick Jet systems to provide to potential customers for testing in their boats. In order to be able to begin producing marketable Quick Jet systems, the Company intends to use any proceeds from sales of the Company's equity or debt securities to purchase patterns for castings, tooling for machining those castings and labor to assemble and test the production Quick Jet systems that result.

However, there can be no assurance that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

To generate revenues, the Company plans to:

1. Sell Quick Jet systems to boat builders;

2. Enter into joint venture marketing agreements with one or more engine builders to sell a propulsion package to boat builders; or

3. Enter into a joint venture licensing agreement with one or more manufacturers to build and sell systems and boats based upon the Quick Jet technology.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT	F-1
FINANCIAL STATEMENTS Balance Sheets Statements of Operations Statement of Stockholders' Equity (Deficit) Statements of Cash Flows	F-2 F-3 F-4 F-5
NOTES TO FINANCIAL STATEMENTS	F-6

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Marine Jet Technology Corp:

We have audited the accompanying balance sheets of Marine Jet Technology Corp. (a Development Stage Company) (a Nevada corporation) as of December 31, 2002 and 2001 and the statements of operations and accumulated deficit and cash flows for the years then ended and from February 9, 2000 (date of inception) to December 31, 2002 and the statement of changes in stockholders' equity from February 9, 2000 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Marine Jet Technology Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marine Jet Technology Corp. as of December 31, 2002 and 2001 and the result of its operations, accumulated deficit, other comprehensive income, its cash flows and changes in stockholders' equity for the years ended December 31, 2002 and 2001 and from February 9, 2000 (Date of inception) to December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Chavez & Koch, CPA's, Ltd.
Chavez & Koch, CPA's, Ltd.

February 4, 2003
Henderson, Nevada

MARINE JET TECHNOLOGY CORP.
(A Development Stage Company)
BALANCE SHEETS
AS OF DECEMBER 31, 2002 & 2001

	12/31/02	12/31/01
ASSETS
CURRENT ASSETS:
Cash	$16,214	$31,367
Prepaid expenses	405	810
Total current assets	16,619	32,177
FIXED ASSETS:
Office equipment	689	689
Equipment and machinery	30,000	30,000
Accumulated depreciation	(8,134)	(2,035)
Total fixed assets	22,555	28,654
OTHER ASSETS:
Amortized Intangible Assets:
Proprietary rights agreement, net of amortization	813	884
Patents, net of amortization	45,109	49,086
Total other assets	45,922	49,970
TOTAL ASSETS	$85,096	$110,801
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$-	$-
Total current liabilities	-	-
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 45,000,000 shares
authorized 20,732,570 shares issued
and outstanding as of 12/31/02 and 12/31/01	20,733	20,733
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding
as of 12/31/02 and 12/31/01, respectively.	-	-
Additional paid-in capital	168,280	158,436
Accumulated deficit during development stage	(103,917)	(68,368)
Total stockholders' equity	85,096	110,801
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$85,096	$110,801

The accompanying independent auditor's report and notes to the financial statements should be read in conjunction with these Balance Sheets.

MARINE JET TECHNOLOGY CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2002 & 2001 AND FROM

INCEPTION TO DECEMBER 31, 2002

	Years ended		Inception to
	12/31/02	12/31/01	12/31/02

REVENUES:	$-	$-	$-

EXPENSES:
General and administrative expenses	25,402	43,250	90,728
Depreciation expense	6,098	2,035	8,133
Amortization expense	4,049	3,775	10,316
TOTAL EXPENSES	35,549	49,060	109,177

OPERATING INCOME (LOSS)	(35,549)	(49,060)	(109,177)

Other income (expense):
Interest expense	-	(590)	(590)
Gain on forgiveness of debt	-	-	5,850
TOTAL OTHER INCOME (EXPENSE)	-	(590)	5,260

NET INCOME (LOSS)	(35,549)	(49,650)	(103,917)

Accumulated Deficit, beginning of period	(68,368)	(18,718)	-

Accumulated Deficit, end of period	$(103,917)	$(68,368)	$(103,917)

Weighted average number
of shares outstanding	20,732,570	20,468,785	20,732,570

Net income (loss) per basic shares	$(0.00)	$(0.00)	$(0.01)
Net income (loss) per diluted shares	$(0.00)	$(0.00)	$(0.01)

The accompanying independent auditor's report and notes to the financial statements should be read in conjunction with these Statement of Operation and Accumulated Deficit.

MARINE JET TECHNOLOGY CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION TO DECEMBER 31, 2002

			Additional	Accumulated	Total
			Paid-in	Deficit During	Stockholders'
	Shares	Amount	Capital	Dev. Stage	Equity
Issued for cash
February 11, 2000	105,000	$105	$-	$-	$105
Issued for cash
February 12, 2000	3,125,000	3,125	-	-	3,125
Issued for cash
May 18, 2000	100,000	100	-	-	100
Issued for proprietary rights
agreement May 19, 2000	1,000,000	1,000	-	-	1,000
Issued for patents
May 19, 2000	15,875,000	15,875	33,906	-	49,781
Expense paid for by an officer &
director December 31, 2000	-	-	4,790	-	4,790
Net income (loss)
December 31, 2000	-	-	-	(18,718)	(18,718)
Balance at December 31, 2000	20,205,000	20,205	38,696	(18,718)	40,183
504 Offering
July 31, 2001	527,570	528	104,986	-	105,514
Expenses paid for by an officer &
director September 30, 2001	-	-	11,575	-	11,575
Expenses paid for by an officer &
director December 31, 2001	-	-	3,179	-	3,179
Net income (loss) for the twelve
months ended December 31, 2001	-	-	-	(49,650)	(49,650)
Balance at December 2001	20,732,570	20,733	158,436	(68,368)	110,801
Expenses paid for by an officer &
director December 31, 2002	-	-	9,844	-	9,844
Net income (loss) for the twelve
months ended December 31, 2002	-	-	-	(35,549)	(35,549)
Balance at December 31, 2002	20,732,570	$20,733	$168,280	$(103,917)	$85,096

The accompanying independent auditor's report and notes to the financial statements should be read in conjunction with these Statement of Changes in Stockholders' Equity.

MARINE JET TECHNOLOGY CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002 & 2001 AND FROM
INCEPTION TO DECEMBER 31, 2002

	1/1/2002 -	1/1/2001-	Inception to
	12/31/02	12/31/01	12/31/02
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(35,549)	$(49,650)	$(103,917)
Adjustments to reconcile net (loss) net cash (used in)
provided by operating activites:
Depreciation and amortization	10,147	5,810	18,450
(Increase) decrease in prepaid expenses	405	(810)	(405)
Increase (decrease) in accounts payable	-	(944)	-
NET CASH USED IN OPERATING ACTIVITIES	(24,997)	(45,594)	(85,872)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of capital assets	-	(30,689)	(30,689)
Purchase of licensing agreement, patents	-	(5,458)	(5,458)
NET CASH USED IN INVESTING ACTIVITIES	-	(36,147)	(36,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in note payable-shareholder	-	(7,375)	-
Proceeds from issuance of capital stock	-	105,514	108,844
Expenses paid for by an officer & director	9,844	14,754	29,389
NET CASH PROVIDED BY INVESTING ACTIVITIES	9,844	112,893	138,233
NET INCREASE (DECREASE) IN CASH	(15,153)	31,152	16,214

CASH, BEGINNING OF PERIOD	31,367	215	-
CASH, END OF PERIOD	$16,214	$31,367	$16,214
Supplemental disclosures:
Interest paid	$-	$590	$590
Taxes paid	$-	$-	$-

The accompanying independent auditor's report and notes to the financial statements should be read in conjunction with these Statement of Cash Flows.

MARINE JET TECHNOLOGY CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2002

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

Prepaid expenses
 The Company amortizes prepaid expenses over a period equivalent to the term of commitment. Prepaid expenses for the periods ended December 31, 2002 and December 31, 2001 were $405 and $810, respectively.

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

Depreciation for the periods ended December 31, 2002, and December 31, 2001 was $6,098 and $2,035, respectively.

MARINE JET TECHNOLOGY CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share Calculations
 Basic earnings per common share ("EPS") are computed by dividing income available to common stockholders by the weighed-average number of common shares outstanding for the period. The weighed-average number of common shares outstanding for computing basic EPS was 20,732,570 for the periods ended December 31, 2002 and 2001. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of December 31, 2002 and 2001, the Company had no outstanding securities that could have a dilutive effect on the outstanding common stock, respectively.

Amortized Intangible assets
 Intangible Assets are recorded at their historical cost. Amortization is recorded using the straight-line method over the estimated useful life of the assets, which are as follows:

Proprietary rights agreement	14 years
Patents	13-14 years

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
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2002

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

The Company has adopted SFAS 142. Under guidance from SFAS 142, Management has determined that the value of the proprietary rights agreement, purchased in May of 2000, has not significantly decreased and there has been no reduction in the usefulness of the asset for the periods ended December 31, 2002 and December 31, 2001.

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

The Company has adopted SFAS 142. Under guidance from SFAS 142, Management has determined that as the major intangible asset, the value of the patent licensing agreement, purchased in April of 2000, has not significantly decreased and there has been no reduction in the usefulness of the asset for the periods ended December 31, 2002 and December 31, 2001.

Because the patents have not demonstrated their technological or commercial feasibility as of December 31, 2002 and December 31, 2001, and since significant risks exist because of uncertainties the Company may face in the form of time and costs necessary to produce technological and commercial feasibility, there is uncertainty that the Company will be able to realize any value from the intangible asset should the technology fail to become viable.

MARINE JET TECHNOLOGY CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2002

NOTE 4 - AMORTIZED INTANGIBLE ASSETS (CONTINUED)

Amortized Intangible Assets

Amortization expense for the periods ended December 31, 2002, and December 31, 2001 was $4,049 and $3,775, respectively.

	For the periods ended December 31:
	2002	2001
Proprietary rights agreement	$1,000	$1,000
Patents	55,238	55,238
Gross Carrying Amounts	56,238	56,238
Less: Accumulated Amortization	10,316	6,268
Net Amortized Intangible Assets	$45,922	$49,970

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

MARINE JET TECHNOLOGY CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2002

NOTE 5 - STOCKHOLDER'S EQUITY (CONTINUED)

During the period ended December 31, 2001, an officer, director and shareholder of the Company paid for expenses on behalf of the Company totaling $4,790. Of the total amount received, $0 is considered common stock and $4,790 is considered additional paid-in capital.

On July 31, 2001, the Company closed its Rule 504 offering and issued 527,570 shares of its $0.001 par value common stock for cash in the amount of $105,514. Of the total amount paid, $528 is considered common stock and $104,986 is considered additional paid-in capital.

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

During the period ended December 31, 2002, an officer, director and shareholder of the Company paid for expenses on behalf of the Company totaling $9,844. Of the total amount received, $0 is considered common stock and $9,844 is considered additional paid-in capital.

For the periods ended December 31, 2002 and December 30, 2001, the Company had 20,732,570 shares of common stock issued and outstanding, held by 113 shareholders of record for both periods.

NOTE 6 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock that are not disclosed on the balance sheets.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company entered into a Patent License Agreement ("Agreement") with Jeff P. Jordan and Robert J. Tomlinson ("Licensors"), officers and directors of the Company, to issue rights to all of the marketing, proprietary, licensing, patent and intellectual rights to US Patent #5,658,176, "Marine Jet propulsion System, US Patent #5,679,035, "Marine

MARINE JET TECHNOLOGY CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2002

NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

"Jet Propulsion Nozzle and Method", and US Patent #5,683,276, "Marine Jet Propulsion Inlet Duct and Method", in exchange for 15,875,000 shares of the company's $0.001 par value common stock (See Note 6). The Agreement grants to the Company exclusive rights to the use of the Patents for all applications under 400hp.

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

NOTE 8 - INCOME TAXES

As of December 31, 2002, the Company has a net operating loss carry forward of approximately $111,852 for tax purposes, which will be available to offset future taxable income. If not used, this carry forward will expire in 2022. The deferred tax asset relating to the net operating loss carry forward of approximately $17,780 has been fully reserved at June 30, 2002.

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

The Company anticipates the ability to raise additional money through Private Placement Memorandums. Additionally, the Company anticipates being listed as an

MARINE JET TECHNOLOGY CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2002

NOTE 9 - GOING CONCERN (CONTINUED)

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

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 15, 2002, the Company engaged Chavez & Koch, CPA's as its principal accountants to replace its former principal accountants, G. Brad Beckstead, CPA. The decision to change accountants was approved by the Board of Directors of the registrant.

During the Company's most recent two fiscal years and during any subsequent interim periods preceding the date of termination, the Company has had no disagreements with G. Brad Beckstead, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

No accountant's report on the financial statements for the past two years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except the audited statements prepared by G. Brad Beckstead, CPA did contain a going concern qualification; such financial statements did not contain any adjustments for uncertainties stated therein. In addition, G. Brad Beckstead, CPA did not advise the Company with regard to any of the following:

1. That internal controls necessary to develop reliable financial statements did not exist; or

2. That information has come to the attention of Semple & Cooper, which made them unwilling to rely on management's representations, or unwilling to be associated with the financial statements prepared by management; or

3. That the scope of the audit should be expanded significantly, or information has come to the accountant's attention that the accountant has concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent audited financial statements, and the issue was not resolved to the accountant's satisfaction prior to its resignation or dismissal; and

During the most recent two fiscal years and during any subsequent interim periods preceding the date of engagement, the registrant has not consulted Chavez & Koch, CPA's regarding any matter requiring disclosure under Regulation S-K, Item 304(a)(2).

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Each of the Company's directors serves until his or her successor is elected and qualified. Each of the Company's officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

Name	Age	Position	Director	Since Term
Jeff P. Jordan	56	President and Director	February 2000	1 year [1]
Martha A. Jordan	55	Secretary and Director	August 2001	1 year [1]
Wilbur Sebree	48	Director	August 2001	1 year [1]
Marilyn J. Holt	46	Director	April 2001	1 year [1]

[1]	Directors hold office for one year or until a successor or successors are elected and appointed.
[2]	None of the officers and directors of the Company have held any position in a reporting company other than Marine Jet Technology Corporation.

Jeff P. Jordan, President and Director

Mr. Jordan has been the Vice President of Operations for three technology development and manufacturing firms in the marine, hydroelectric and biotechnology industries. Since 1994, Mr. Jordan has worked in the boating industry. During this period, Mr. Jordan completed theoretical development and filed patent applications on jet water propulsion systems. Mr. Jordan's experience also includes service as Vice President of Operations for Unisyn Biowaste Technology in Hawaii, where he developed organic waste processing systems. He attempted to develop economically feasible solutions for garbage disposal and industrial waste treatment. During his tenure at Unisyn, Mr. Jordan re-engineered or replaced most components of the company's existing systems. He developed a water treatment and clarification system, as well as designed and implemented a system for source separation of wet wastes. His other achievements with Unisyn included designing and prototyping a waste transport system, reduced and replaced ineffective staff and directed development of an entrepreneurial business plan for Unisyn to seek venture capital. Prior to his work at Unisyn, Mr. Jordan was a venture partner and investor on hydroelectric developments, and was President of the Northwest Venture Group based in Seattle, Washington. He produced and executed a business plan for the identification, detailed study and development of small commercial hydroelectric sites in Idaho and Montana. Mr. Jordan also directed the design, development and manufacturing of hydroelectric turbine-generator systems for installation in these commercial hydroelectric developments. Martha A. Jordan, Secretary and Director of the Company, is the wife of Jeff P. Jordan, President and Director of the Company. Benjamin B. Jordan, a shareholder of the Company, is the son of Jeff P. Jordan and Martha A. Jordan. Julie P. Jordan, a shareholder of the Company, is the daughter of Jeff P. Jordan and Martha A. Jordan.

Martha A. Jordan, Secretary and Director

Martha Jordan has been employed part time as a technical writer, graphics designer and office assistant, in addition to spending about half of her time in support of MJTC. Martha A. Jordan, Secretary and Director of the Company, is the wife of Jeff P. Jordan, President and Director of the Company. Benjamin B. Jordan, a shareholder of the Company, is the son of Jeff P. Jordan and Martha A. Jordan. Julie P. Jordan, a shareholder of the Company, is the daughter of Jeff P. Jordan and Martha A. Jordan.

Wilbur Sebree, Director

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

None of the individuals listed above are subject to any anticipated or threatened legal proceedings of a material nature.

Involvement in Certain Legal Proceedings

To the Company's knowledge, during the past five years, no present or former director or executive officer of the Company's: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

ITEM 10.    EXECUTIVE COMPENSATION.

Summary Compensation

The following table sets forth the compensation paid by us from January 1, 2000 through December 31, 2002, for each or our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Annual Compensation	Long-Term Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compen- sation ($)
Jeff P. Jordan President and Director	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Martha A. Jordan Secretary and Director	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Wilbur Sebree Director	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Marilyn J. Holt Director	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Compensation of Directors

There were no arrangements pursuant to which any director was compensated for the period from February 9, 2000 to December 31, 2002, for services provided as a director.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Option/SAR Grants

There are no grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Conflicts of Interest

At the present time, we do not foresee a direct conflicts of interest because we do not intend to acquire any additional properties. The only conflict that we foresee is our officers' and directors' devotion of time to projects that do not involve us.

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2002, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	% of Class
Common Stock	Jeff P. Jordan, President and Director [1]	16,762,500	80.96%
Common Stock	Wilbur Sebree	50,000	0.25%
Common Stock	Officers and Directors as a Group	16,812,500	83.21%
Common Stock	Robert J. Tomlinson [2]	2,062,500	10.21%
Common Stock	Benjamin B. Jordan	100,000	0.49%
Common Stock	Julie P. Jordan	100,000	0.49%

[1]    The address of Mr. Jeff P. Jordan, Benjamin B. Jordan and Julie P. Jordan is c/o Marine Jet Technology Corp., 500 North Rainbow Blvd, Suite 300, Las Vegas, NV 89107.

[2]    Mr. Tomlinson may be contacted at 1074 Hawley Way NE, Bainbridge Island, WA 98110.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On May 19, 2000, the Company entered into a Proprietary Rights Agreement with David Lyman, a shareholder of the Company and a co- developer of the Quick Jet technology, whereby the Company received any and all proprietary rights and future benefits derived from Mr. Lyman's design, development and work on the prototype propulsion system. In consideration for this Agreement, the Company issued 1,000,000 shares of common stock to Mr. Lyman. The value of Mr. Lyman's proprietary rights was negotiated between and among Messrs. Lyman, Jordan and Tomlinson as $1,000. Please refer to Note 4 to the Financial Statements in Part F/S of this registration statement.

On May 19, 2000, the Company entered into a Technology License Agreement with Jeff P. Jordan and Robert J. Tomlinson, both of whom are officers and directors of the Company, to issue rights to all of the marketing, proprietary, licensing, patent and intellectual rights to certain US Patents, in exchange for 15,875,000 shares of the Company's $0.001 par value common stock. The patents secure the rights to development of marine jet propulsion technology used to provide more efficient inlet ducts, power transfer, and jet pump operation. The Patents have a valuation of $7,568,000, as determined by Brueggeman and Johnson, P.C., a certified business valuation firm located in Seattle, Washington, in their valuation report dated April 24, 2000. The Company has recorded the purchase at the historical cost of $55,238. However, because the patents have not demonstrated their technological or commercial feasibility as of March 31, 2003 and December 31, 2002, and since significant risks exist because of uncertainties the Company may face in the form of time and costs necessary to produce technological and commercial feasibility, there is uncertainty that the Company will be able to realize any value from the intangible asset should the technology fail to become viable.

The Company also entered into Non-Competition Agreements with the Messrs. Jordan and Tomlinson, whereby such individuals will not engage in or carry on, directly or indirectly, any business in competition with the business of the Company relating to the Patents that are the subject of the Patent License Agreement. The Non-Competition Agreements are in effect for a period of five years from the date of execution.

In August of 2001, the Company purchased a boat, tooling and construction services from Jeff P. Jordan, an officer and director of the Company for cash in the amount of $30,000. The property consists of a test boat, trailer and production-related patterns and tooling used in the development of a prototype marine propulsion system.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

No Form 8-Ks have been filed during the fourth quarter if 2001.

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form 10SB Registration Statement filed with the Securities and Exchange Commission, SEC file #000-31289 on August 8, 2000. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit #	Name and/or Identification of Exhibit
2.

Plan of acquisition, reorganization, arrangement, liquidation, or succession
(a) Marine Jet Technology License Agreement
(b) Amendment to Marine Jet Technology License Agreement of May 22, 2000
(c) Second Amendment to Marine Jet Technology License Agreement of May 22, 2000
(d) Proprietary Rights Agreement

[1]
3.

Articles of Incorporation & By-laws
(a) Articles of Incorporation of the Company filed February 9, 2000
(b) Amendment to the Articles of Incorporation filed December 5, 2000
(c) Amendment to the Articles of Incorporation filed January 5, 2001
(d) By-laws of the Company adopted February 12, 2000

[1]
10.	Material Contracts Office lease agreement.	[1]
16.	Letter on Change in Certifying Accountant (a) Letter from G. Brad Beckstead, CPA, dated August 7, 2002. (b) Letter from G. Brad Beckstead, CPA dated April 7, 2003.	[2] [3]
[1]	Previously filed with the SEC on October 31, 2001 and again on May 1, 2002, as an exhibit to the Company's Form 10-SB.
[2]	Previously filed with the SEC on September 13, 2002, as an exhibit to the Company's amended Form 10-SB.
[3]	Previously filed with the SEC on April 4, 2003, as an exhibit to the Company's amended Form 8-K/A.

ITEM 14. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated under such Act, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, management carried out an evaluation, under the supervision and with the participation of the management, including the President and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 15(d)-14(c).  Based upon the foregoing, the President and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of April, 2003.

MARINE JET TECHNOLOGY CORP. (Registrant)
BY:	/s/ Jeff P. Jordan Jeff P. Jordan, President, Principal Executive Officer, Principal Financial Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Jeff P. Jordan Jeff P. Jordan	President, Principal Executive Officer, Principal Financial Officer, and a member of the Board of Directors	04/14/2003
/s/ Martha A. Jordan Martha A. Jordan	Secretary and a member of the Board of Directors	04/14/2003
/s/Wilbur Sebree Wilbur Sebree	Member of the Board of Directors	04/14/2003
_________________________ Marilyn J. Holt	Member of the Board of Directors	04/__/2003

CERTIFICATION

I, Jeff P. Jordan, certify that:

1. I have reviewed this annual report on Form 10-KSB of Marine Jet Technology Corp.:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of April, 2003.

/s/ Jeff P. Jordan Jeff P. Jordan, Principal Executive Officer and Principal Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Marine Jet Technology Corp. (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Jeff P. Jordan, chief executive officer and chief financial officer, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 14th day of April, 2003.

/s/ Jeff P. Jordan Jeff P. Jordan Chief Executive Officer Chief Financial Officer