Form 10QSB/A
period 2002-06-30
MARINE JET TECHNOLOGY CORP
filed 2003-04-17
CIK 1139683

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A-1
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

PART I.

ITEM 1 - Financial Statements

INDEPENDENT ACCOUNTANTS' REVEIW REPORT

To the Board of Directors of
Marine Jet Technology Corp:

We have reviewed the accompanying balance sheets of Marine Jet Technology Corp. (a development Stage Company) (a Nevada corporation) as of June 30, 2002 and 2001, and the related statements of operations and accumulated deficit and cash flows for the three and six months ended June 30, 2002 and 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Marine Jet Technology Corp.

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
August 13, 2002
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

The accompanying accountants' review report and notes to the financial statements should be read in conjunction with these Balance Sheets.

MARINE JET TECHNOLOGY CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 FROM
INCEPTION TO JUNE 30, 2002
UNAUDITED

	Six months ended		Three months ended		Inception to
	6/30/02	6/30/01	6/30/02	6/30/01	6/30/02

REVENUES:	$-	$-	$-	$-	$-

EXPENSES:
General and administrative
expenses	10,003	12,306	1,004	4,765	75,328
Depreciation expense	3,024	-	1,520	-	5,059
Amortization expense	1,107	1,812	1,009	932	7,375
TOTAL EXPENSES	14,134	14,118	3,533	5,697	87,762

OPERATING INCOME (LOSS)	(14,134)	(14,118)	(3,533)	(5,697)	(87,762)

Other income (expense):
Interest expense	-	-	-	-	(590)
Gain on forgiveness of debt	-	-	-	-	5,850
TOTAL OTHER INCOME (EXPENSE)	-	-	-	-	5,260

NET INCOME (LOSS)	(14,134)	(14,118)	(3,533)	(5,697)	(82,502)

Adjusted accumulated deficit,
beginning of period	(68,368)	(18,718)	(78,969)	(27,139)	-

Accumulated Deficit, end of period	$(82,502)	$(32,836)	$(82,502)	$(32,836)	$(82,502)

Weighted average number
of shares outstanding	20,732,570	20,205,000	20,732,570	20,205,000	20,732,570

Net income (loss) per basic shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net income (loss) per diluted shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying independent accountants' review report and notes to the financial statements should be read in conjunction with these Statements of Operations and Accumulated Deficit.

MARINE JET TECHNOLOGY CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
FROM INCEPTION JUNE 30, 2002
UNAUDITED
			Additional	Accumulated	Total
			Paid-in	Deficit During	Stockholders'
	Shares	Amount	Capital	Dev. Stage	Equity
Issued for cash
February 11, 2000	105,000	$105	$-	$-	$105
Issued for cash
February 12, 2000	3,125,000	3,125	-	-	3,125
Issued for cash May 18, 2000	100,000	100	-	-	100
Issued for proprietary rights
agreement May 19, 2000	1,000,000	1,000	-		1,000
Issued for patents
May 19, 2000	15,875,000	15,875	33,906	-	49,781
Expense paid for by an officer &
director December 31, 2000	-	-	4,790	-	4,790
Net income (loss)
December 31, 2000	-	-	-	(18,718)	(18,718)
Net income (loss)
June 30, 2001	-	-	-	(5,697)	(5,697)
Balance at June 30, 2001	20,205,000	20,205	38,696	(24,415)	34,486
504 Offering July 31, 2001	527,570	528	104,986	-	105,514
Expenses paid for by an officer
& director September 30, 2001	-	-	11,575	-	11,575
Expenses paid for by an officer
& director December 31, 2001	-	-	3,179	-	3,179
Net income (loss)
December 31, 2001	-	-	-	(43,953)	(43,953)
Balance December 31, 2001	20,732,570	20,733	158,436	(68,368)	110,801
Net income (loss)
March 31, 2002				(10,601)	(10,601)
Balance March 31, 2002	20,732,570	$20,733	$158,436	$(78,969)	$100,200
Net income (loss)
June 30, 2002	-	-	-	(3,533)	(3,533)
Balance June 30, 2002	20,732,570	$20,733	$158,436	$(82,502)	$96,667

The accompanying independent accountants' review report and notes to the financial statements should be read in conjunction with these Statement of changes in stockholders' equity.

MARINE JET TECHNOLOGY CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED OF JUNE 30, 2002 & 2001
UNAUDITED

	1/1/2002 -	1/1/2001-
	6/30/02	6/30/01

CASH FLOWS FROM OPERATING ACTIVITIES:	$(14,134)	$(14,118)
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
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
AS OF JUNE 30, 2002

NOTE 4 - AMORTIZED INTANGIBLE ASSETS (CONTINUED)

Amortized Intangible Assets
Amortization expense for the periods ended June 30, 2002, and June 30, 2001 was $1,107 and $1,812, respectively.

	For the periods ended June 30:
	2002	2001
Proprietary rights agreement	$1,000	$1,000
Patents	55,238	51,230
Gross Carrying Amounts	56,238	52,230
Less: Accumulated Amortization	8,276	4,344
Net Amortized Intangible Assets	$47,962	$47,886

Scheduled amortization expense for each of the next five fiscal years are as follows:

Period ended June 30,
2003
2004	$3,992
2005	3,992
2006	3,992
2007	3,992
Thereafter	28,002
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
AS OF JUNE 30, 2002

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of April, 2003.

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

Dated this 18th day of April. 2003.

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

Dated this 18th day of April, 2003.

/s/ Jeff Jordan Jeff Jordan Chief Executive Officer and Chief Accounting Officer