Form 10QSB/A
period 2002-09-30
MARINE JET TECHNOLOGY CORP
filed 2003-04-17
CIK 1139683

=========================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from Commission file number __________ to ___________
MARINE JET TECHNOLOGY CORP. (Exact name of small business issuer as specified in its charter)
Nevada	88-0450923
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
Yes [    ] No [    ]

=========================================================================

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

December 18, 2002 Henderson, Nevada	/s/ Chavez & Koch, CPA's, Ltd. Chavez & Koch, CPA's, Ltd.

MARINE JET TECHNOLOGY CORP.
(A Development Stage Company)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2002 & 2001
UNAUDITED
	9/30/2002	9/30/2001
ASSETS
CURRENT ASSETS:
Cash	$17,620	$48,425
Prepaid expenses	405	-
Total current assets	18,025	48,425

FIXED ASSETS:
Office equipment	689	-
Equipment and machinery	30,000	30,000
Accumulated depreciation	(6,597)	-
Total fixed assets	24,092	30,000

OTHER ASSETS:
Amortized Intangible Assets:
Proprietary rights agreement, net of amortization	831	929
Patents, net of amortization	46,111	46,014
Total other assets	46,942	46,943

TOTAL ASSETS	$89,059	$125,368

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	-	$945
Notes payable-shareholder	$-	1,410
Total current liabilities	-	2,355

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 45,000,000
shares authorized 20,732,570 and 20,468,785 shares issued and outstanding as of 9/30/02 and 9/30/01, respectively.	20,733	20,733
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, not shares issued and outstanding as of 9/30/02 and 9/30/01, respectively.	-	-
Additional paid-in capital	158,436	155,257
Accumulated deficit during devolopment stage	(90,110)	(52,977)
Total stockholders' equity	89,059	123,013
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$89,059	$125,368

The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Balance Sheets.

MARINE JET TECHNOLOGY CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 & 2001 AND
FROM INCEPTION TO SEPTEMBER 30, 2002
UNAUDITED
	Three months ended		Nine months ended		Inception to 9/30/2002
	9/30/2002	9/30/2001	9/30/2002	9/30/2001

REVENUES:	$-	$-	$-	$-	$-

EXPENSES:
General and administrative expenses	4,149	18,608	14,152	30,915	79,477
Depreciation expense	1,537	-	4,561	-	6,596
Amortization expense	1,922	942	3,029	2,754	9,297
TOTAL EXPENSES	7,608	19,550	21,742	33,669	95,370

OPERATING INCOME (LOSS)	(7,608)	(19,550)	(21,742)	(33,669)	(95,370)

Other income (expense):
Interest expense	-	(590)	-	(590)	(590)
Gain on forgiveness of debt	-	-	-	-	5,850
TOTAL OTHER INCOME (EXPENSE)	-	(590)	-	(590)	5,260

NET INCOME (LOSS)	(7,608)	(20,140)	(21,742)	(34,259)	(90,110)

Accumulated Deficit, beginning of period	(82,502)	(32,837)	(68,368)	(18,718)	-

Accumulated Deficit, end of period	$(90,110)	$(52,977)	$(90,110)	$(52,977)	$(90,110)

Weighted average number
of shares outstanding	20,732,570	20,468,785	20,732,570	20,468,785	20,732,570

Net income (loss) per basic shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net income (loss) per diluted shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Statements of Operations and Accumulated Deficit.

MARINE JET TECHNOLOGY CORP.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
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

MARINE JET TECHNOLOGY CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
UNAUDITED
	1/1/2002	1/1/2001
	9/30/2002	9/30/2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,742)	$(34,259)
Adjustments to reconcile net (loss) net cash (used in)
provided by operating activites:
Depreciation and amortization	7,590	2,794
(Increase) decrease in prepaid expenses	405	-
(Increase) decrease in accounts payable	-	-
NET CASH USED IN OPERATING ACTIVITIES	(13,747)	(31,465)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of capital assets	-	(30,000)
Purchase of licensing agreement, patents	-	(1,449)
NET CASH USED IN INVESTING ACTIVITIES	-	(31,449)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in note payable-shareholder	-	(5,965)
Proceeds from issuance of capital stock	-	105,514
Contributions by shareholder/officer	-	11,575
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	111,124

NET INCREASE (DECREASE) IN CASH	(13,747)	48,210

CASH, BEGINNING OF PERIOD	31,367	215
CASH, END OF PERIOD	$17,620	$48,425

Supplemental disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with this Statements of Cash Flows.

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

=9=

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

NOTE 8 - INCOME TAXES

As of September 30, 2002, the Company has a net operating loss carry forward of approximately $111,852 for tax purposes, which will be available to offset future taxable income. If not used, this carry forward will expire in 2022. The deferred tax asset relating to the net operating loss carry forward of approximately $17,780 has been fully reserved at June 30, 2002.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April, 2003.

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

Dated this 14th day of April. 2003.

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