Form 10QSB
period 2003-03-31
MARINE JET TECHNOLOGY CORP
filed 2003-05-15
CIK 1139683

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to ___________

Commission file   000-33297

MARINE JET TECHNOLOGY CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0450923
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

PART I.

ITEM 1 - Financial Statements

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors of
Marine Jet Technology, Corp:

We have reviewed the accompanying balance sheets of Marine Jet Technology, Corp. (a Development Stage Company incorporated in Nevada) as of March 31, 2003 and 2002, the related statements of operations and accumulated deficit and cash flows for the three months ended March 31, 2003 and 2002 and from February 9, 2000 (date of inception) to March 31, 2003, and the statement of changes in stockholders' equity from inception to March 31, 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Marine Jet Technology, Corp.

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

May 12, 2003 Henderson, Nevada	/s/ Chavez & Koch, CPA's, Ltd. Chavez & Koch, CPA's, Ltd.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
BALANCE SHEETS
AS OF MARCH 31, 2003 and 2002
	3/31/2003	3/31/2002
ASSETS
CURRENT ASSETS:
Cash	$1,591	$25,173
Prepaid expenses	405	405
Total current assets	1,996	25,578

FIXED ASSETS:
Office equipment	689	689
Equipment and machinery	30,000	30,000
Accumulated depreciation	(9,638)	(3,539)
Total fixed assets	21,051	27,150

OTHER ASSETS:
Amortized Intangible Assets:
Proprietary rights agreement, net of amortization	795	867
Patents, net of amortization	44,129	48,105
Total other assets	44,924	48,972

TOTAL ASSETS	$67,972	$101,700

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$-	$1,500
Notes payable-shareholder	-	-
Total current liabilities	-	1,500

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 45,000,000 shares
authorized 20,732,570 and 20,732,570 shares
issued and outstanding as of 3/31/03 and 3/31/02,
respectively.	20,733	20,733
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding
as of 3/31/03 and 3/31/02, respectively.	-	-
Additional paid-in capital	167,645	158,436
Accumulated deficit during devolopment stage	(120,406)	(78,969)
Total stockholders' equity	67,972	100,200
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$67,972	$101,700

The accompanying accountants' review report and notes to the financial statements should be read in conjunction with these Balance Sheets.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE THREE MONTHS ENDING MARCH 31, 2003 AND 2002 AND FROM INCEPTION TO
MARCH 31, 2003
		Three months ended		Inception to
		3/31/2003	3/31/2002	3/31/2003

REVENUES:		$-	$-	$-

EXPENSES:
General & administrative expenses		(13,988)	(8,099)	(104,714)
Depreciation expense		(1,504)	(1,504)	(9,637)
Amortization expense		(998)	(998)	(11,316)
TOTAL EXPENSES		(16,489)	(10,601)	(125,666)

OPERATING INCOME (LOSS)		(16,489)	(10,601)	(125,666)

Other income (expense):
Interest expense		-	-	(590)
Gain on forgiveness of debt		-	-	5,850
TOTAL OTHER INCOME (EXPENSE)		-	-	5,260

NET INCOME (LOSS)		(16,489)	(10,601)	(120,406)

Accumulated Deficit, beginning of period		(103,917)	(68,368)

Accumulated Deficit, end of period		$(120,406)	$(78,969)	$(120,406)

Weighted average number
of shares outstanding		20,732,570	18,189,401	20,732,570

Net income (loss) per basic shares	$	$ (0.00)	$(0.00)	$(0.01)
Net income (loss) per diluted shares	$	$ (0.00)	$(0.00)	$(0.01)

The accompanying accountants' review report and notes to the financial statements should be read in conjunction with these Statements of Operations and Accumulated Deficit.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
FROM INCEPTION TO MARCH 31, 2003
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During Dev. Stage	Total Stockholders' Equity
Issued for cash
February 11, 2000	105,000	$105	$-	$-	$105

Issued for cash
February 12, 2000	3,125,000	3,125	-	-	3,125

Issued for cash
May 18, 2000	100,000	100	-	-	100

Issued for proprietary rights agreement
May 19, 2000	1,000,000	1,000	-	-	1,000

Issued for patents
May 19, 2000	15,875,000	15,875	33,906	-	49,781

Expense paid for by an officer & director
December 31, 2000	-	-	4,790	-	4,790

Net income (loss)
December 31, 2000	-	-	-	(18,718)	(18,718)

Balance at December 31, 2000	20,205,000	20,205	38,696	(18,718)	40,183

504 Offering
July 31, 2001	527,570	528	104,986	-	105,514

Expenses paid for by an officer & director
September 30, 2001	-	-	11,575	-	11,575

Expenses paid for by an officer & director
December 31, 2001	-	-	3,179	-	3,179

Net income (loss) for the twelve months ended
December 31, 2001	-	-	-	(49,650)	(49,650)

Balance at December 2001	20,732,570	20,733	158,436	(68,368)	110,801

Net income (loss) for the three months ended
March 31, 2002	-	-	-	(10,601)	(10,601)

Balance March 31, 2002	20,732,570	20,733	158,436	(78,969)	100,200

Expenses paid for by an officer & director
December 31, 2002	-	-	9,844	-	9,844

Net income (loss) for the nine months ended
December 31, 2002	-	-	-	(24,948)	(24,948)

Balance at December 31, 2002	20,732,570	$20,733	$168,280	$(103,917)	$85,096

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION TO MARCH 31, 2003
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During Dev. Stage	Total Stockholders' Equity

Expense reimbursement to an officer & director
March 31, 2003	-	-	(635)	-	(635)

Net income (loss) for the three months ended
March 31, 2003	-	-	-	(16,489)	(16,489)

Balance at December 31, 2003	20,732,570	$20,733	$167,645	$(120,406)	$67,972

The accompanying accountants' review report and notes to the financial statements should be read in conjunction with these Changes in Stockholders' Equity.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
	1/1/2003 3/31/2003	1/1/2002 3/31/2002	Inception to 3/31/2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(16,489)	$(10,601)	$(120,406)
Adjustments to reconcile net (loss) with net cash
(used in) operating activites:
Depreciation and amortization	2,502	2,502	20,952
(Increase) decrease in prepaid expenses	-	405	(405)
Increase (decrease) in accounts payable	-	1,500	-
NET CASH USED IN OPERATING ACTIVITIES	(13,987)	(6,194)	(99,859)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of capital assets	-	-	(30,689)
Purchase of licensing agreement, patents	-	-	(5,458)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(36,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in note payable-shareholder	-	-	-
Proceeds from issuance of capital stock	-	-	108,208
Expenses paid for by an officer & director	-	-	29,389
Decrease in additional paid-in capital	(636)	-	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	137,597

NET INCREASE (DECREASE) IN CASH	(14,623)	(6,194)	1,591

CASH, BEGINNING OF PERIOD	16,214	31,367	-
CASH, END OF PERIOD	$1,591	$25,173	$1,591

Supplemental disclosures:
Interest paid	$-	$590	$590
Taxes paid	$-	$-	$-

The accompanying accountants' review report and notes to the financial statements should be read in conjunction with these Statements of Cash Flows.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2003

NOTE 1 - ORGANIZATION AND BACKGROUND

Marine Jet Technology, Corp. (a U.S. Operating Company and Nevada corporation) incorporated on February 9, 2000. The company was formed to develop and market a boat propulsion technology developed by the President of the Company. The Company currently has minimal operations and in accordance with SFAS 7, the Company is considered a development stage company.

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

Prepaid expenses

The Company amortizes prepaid expenses over a period equivalent to the term of commitment. Prepaid expenses for the periods ended March 31, 2003 and March 31, 2002 were $405.

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

Depreciation for the periods ended March 31, 2003, and March 31, 2002 was $1,504 and $1,504, respectively.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share Calculations

Basic earnings per common share ("EPS") are computed by dividing income available to common stockholders by the weighed-average number of common shares outstanding for the period. The weighed-average number of common shares outstanding for computing basic EPS was 20,732,570 and 18,189,401 for the periods ended March 31, 2003 and March 31, 2002, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of March 31, 2003 and March 31, 2002, the Company had no outstanding securities that could have a dilutive effect on the outstanding common stock, respectively.

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

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes" ("SFAS No. 109"), which require the use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in periods in which the deferred tax assets and liabilities are expected to be settled or realized.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2003

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

The Company has adopted SFAS 142. Under guidance from SFAS 142, Management has determined that the value of the proprietary rights agreement, purchased in May of 2000, has not significantly decreased and there has been no reduction in the usefulness of the asset for the periods ended March 31, 2003 and March 31, 2002.

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

The Company has adopted SFAS 142. Under guidance from SFAS 142, Management has determined that as the major intangible asset, the value of the patent licensing agreement, purchased in April of 2000, has not significantly decreased and there has been no reduction in the usefulness of the asset for the periods ended March 31, 2003 and March 31, 2002.

Because the patents have not demonstrated their technological or commercial feasibility as March 31, 2003 and March 31, 2002, and since significant risks exist because of uncertainties the Company may face in the form of time and costs necessary to produce technological and commercial feasibility, there is uncertainty that the Company will be able to realize any value from the intangible asset should the technology fail to become viable.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2003

NOTE 4 - AMORTIZED INTANGIBLE ASSETS (CONTINUED)

Amortized Intangible Assets

Amortization expense for the periods ended March 31, 2003, and March 31, 2002 was $998 and $998, respectively.

	For the periods ended March 31:
	2003	2002
Proprietary rights agreement	$1,000	$1,000
Patents	55,238	55,238
Gross Carrying Amounts	56,238	56,238
Less: Accumulated Amortization	11,314	7,266
Net Amortized Intangible Assets	$44,129	$48,972

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

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2003

NOTE 5 - STOCKHOLDER'S EQUITY (CONTINUED)

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

During the period ended March 31, 2003, an officer, director and shareholder of the Company was reimbursed for an expenses previously paid on behalf of the Company totaling $635. Of the total amount received, $0 is considered common stock and $635 is considered additional paid-in capital.

For the periods ended March 31, 2003 and March 31, 2002, the Company had 20,732,570 and 20,732,570 shares of common stock issued and outstanding, held by 113 shareholders of record for both periods.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2003

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

NOTE 8 - INCOME TAXES

As of March 31, 2003, the Company has a net operating loss carry forward of approximately $120,406 for tax purposes, which will be available to offset future taxable income. If not used, this carry forward will expire in 2022. The deferred tax asset relating to the net operating loss carry forward of approximately $30,208 has been fully reserved at March 31, 2003.

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
AS OF MARCH 31, 2003

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

Plan of Operation

Since our formation on February 9, 2000 through March 31, 2003, we accumulated a deficit of $(120,406). Marine Jet's efforts have focused primarily on the development of our plan of operations, entering into agreements to utilize proprietary technology, obtaining assets to further develop a prototype Quick Jet motor and raising working capital through equity financing.

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

To fund our operations for the remaining three quarters of 2003, our management believes that our current financial resources will not be adequate to provide for our working capital needs. There are no preliminary loan agreements or understandings between us, our officers, directors or affiliates or lending institutions. We have no arrangements or commitments for accounts and accounts receivable financing. There are no plans or intentions to acquire a significant plant and/or any equipment, nor to divest any of our current assets or equipment.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 2003.

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

Dated this 15th day of May, 2003.

/s/ Jeff Jordan Jeff Jordan Principal Executive Officer and Principal Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Marine Jet Technology Corp. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date here of (the "Report"), I, Jeff Jordan, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 15th day of May, 2003.

/s/ Jeff Jordan Jeff Jordan Chief Executive Officer and Chief Accounting Officer