Form 10QSB
period 2003-06-30
MARINE JET TECHNOLOGY CORP
filed 2003-08-14
CIK 1139683

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to ___________

Commission file number 000-33297

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
Yes [X]   No [   ]

==================================================================================

PART I

Item 1.   Financial Statements

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors of
Marine Jet Technology, Corp:

We have reviewed the accompanying balance sheets of Marine Jet Technology, Corp. (a Development Stage Company incorporated in Nevada) as of June 30, 2003 and 2002, the related statements of operations and accumulated deficit, and the statement of cash flows for the three and six months then ended and from February 9, 2000 (date of inception) to June 30, 2003, and the statement of changes in stockholders' equity from inception to June 30, 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Marine Jet Technology, Corp.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in Note 2, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

July 11, 2003 Henderson, Nevada	/s/ Chavez & Koch. CPA's Chavez & Koch, CPA's

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
BALANCE SHEETS
S OF JUNE 30, 2003

	UNAUDITED
	6/30/2003	6/30/2002
ASSETS
CURRENT ASSETS:
Cash	$922	$22,671
Prepaid expenses	405	405
Total current assets	1,327	23,076

FIXED ASSETS:
Office equipment	689	689
Equipment and machinery	30,000	30,000
Accumulated depreciation	(11,157)	(5,060)
Total fixed assets	19,532	25,629

OTHER ASSETS:
Amortized Intangible Assets:
Proprietary rights agreement	1,000	1,000
Patents	55,238	55,238
Accumulated amortization	(12,323)	(8,276)
Total other assets	43,915	47,962

TOTAL ASSETS	$64,774	$96,667

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable-shareholder	$10,000	$-
Total current liabilities	10,000	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 45,000,000 shares
authorized 20,732,570 and 20,732,570 shares
issued and outstanding as of 6/30/03 and 6/30/02,
respectively.	20,733	20,733
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding
as of 6/30/03 and 6/30/02, respectively.	-	-
Additional paid-in capital	167,645	158,436
Accumulated deficit during development stage	(133,604)	(82,502)
Total stockholders' equity	54,774	96,667
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$64,774	$96,667

The accompanying accountants' review report and notes to the financial statements should be read in conjunction with these Balance Sheets.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 & 2002 AND FROM INCEPTION
TO JUNE 30, 2003

	UNAUDITED
	Three months ended		Six months ended		Inception to
	6/30/2003	6/30/2002	6/30/2003	6/30/2002	6/30/2003

REVENUES:	$-	$-	$-	$-	$-

EXPENSES:
General and administrative expenses	10,669	1,004	24,657	9,103	115,383
Depreciation expense	1,520	1,520	3,024	3,024	11,157
Amortization expense	1,009	1,009	2,006	2,007	12,324
TOTAL EXPENSES	13,198	3,533	29,687	14,134	138,864

OPERATING INCOME (LOSS)	(13,198)	(3,533)	(29,687)	(14,134)	(138,864)

Other income (expense):
Interest expense	-	-	-	-	(590)
Gain on forgiveness of debt	-	-	-	-	5,850
TOTAL OTHER INCOME (EXPENSE)	-	-	-	-	5,260

NET INCOME (LOSS)	(13,198)	(3,533)	(29,687)	(14,134)	(133,604)

Accumulated Deficit, beginning of period	(120,406)	(78,969)	(103,917)	(68,368)	-

Accumulated Deficit, end of period	$(133,604)	$(82,502)	$(133,604)	$(82,502)	$(133,604)

Weighted average number
of shares outstanding	20,732,570	20,732,570	20,732,570	20,732,570	18,870,912

Net income (loss) per basic shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net income (loss) per diluted shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying accountants' review report and notes to the financial statements should be read in conjunction with these Statements of Operations and Accumulated Deficit.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION TO JUNE 30, 2003

	UNAUDITED
			Additional	Accumulated	Total
		Common	Paid-in	Deficit During	Stockholders'
	Shares	Stock	Capital	Dev. Stage	Equity
Issued for cash
February 11, 2000	105,000	$105	$-	$-	$105

Issued for cash
February 12, 2000	3,125,000	3,125	-	-	3,125

Issued for cash
May 18, 2000	100,000	100	-	-	100

Issued for proprietary rights agreement
May 19, 2000	1,000,000	1,000	-	-	1,000

Issued for patents
May 19, 2000	15,875,000	15,875	33,906	-	49,781

Expense paid for by an officer & director
December 31, 2000	-	-	4,790	-	4,790

Net income (loss)
December 31, 2000	-	-	-	(18,718)	(18,718)

Balance at December 31, 2000	20,205,000	20,205	38,696	(18,718)	40,183

504 Offering
July 31, 2001	527,570	528	104,986	-	105,514

Expenses paid for by an officer & director
September 30, 2001	-	-	11,575	-	11,575

Expenses paid for by an officer & director
December 31, 2001	-	-	3,179	-	3,179

Net income (loss) for the twelve months
ended December 31, 2001	-	-	-	(49,650)	(49,650)

Balance at December 2001	20,732,570	20,733	158,436	(68,368)	110,801

Net income (loss) for the six months ended
June 30, 2002	-	-	-	(14,134)	(14,134)

Balance June 30, 2002	20,732,570	$20,733	158,436	(82,502)	96,667

The accompanying accountants' review report and notes to the financial statements should be read in conjunction with these Statements of Changes in Stockholders Equity.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION TO JUNE 30, 2003

	UNAUDITED
			Additional	Accumulated	Total
		Common	Paid-in	Deficit During	Stockholders'
	Shares	Stock	Capital	Dev. Stage	Equity
Net income (loss) for the six months ended
December 31, 2002				(21,415)	(21,415)

Expenses paid for by an officer & director
December 31, 2002	-	-	9,844	-	9,844

Balance at December 31, 2002	20,732,570	$20,733	$168,280	$(103,917)	85,096

Expense reimbursement to an officer &
director March 31, 2003	-	-	(635)	-	(635)

Net income (loss) for the three months
ended March 31, 2003	-	-	-	(16,489)	(16,489)

Balance at March 31, 2003	20,732,570	20,733	$167,645	$(120,406)	$67,972

Net income (loss) for the three months
ended June 30, 2003	-	-	-	(13,198)	(13,198)

Balance at June 30, 2003	20,732,570	$20,733	$167,645	$(133,604)	$54,774

The accompanying accountants' review report and notes to the financial statements should be read in conjunction with these Statements of Changes in Stockholders Equity.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2003 & 2002 AND FROM
INCEPTION TO JUNE 30, 2003

	UNAUDITED
	Three months ended		Six months ended		Inceptionto
	6/30/2003	6/30/2002	6/30/2003	6/30/2002	6/30/2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,198)	$(3,533)	$(29,687)	$(14,134)	$(133,604)
Adjustments to reconcile net (loss) with net cash
(used in) operating activities:
Depreciation and amortization	2,529	2,531	5,031	5,033	23,481
(Increase) decrease in prepaid expenses	-	-	-	405	(405)
Increase (decrease) in accounts payable	-	(1,500)	-	-	-
NET CASH USED IN OPERATING ACTIVITIES	(10,669)	(2,502)	(24,656)	(8,696)	(110,528)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of capital assets	-	-	-	-	(30,689)
Purchase of licensing agreement, patents	-	-	-	-	(5,458)
NET CASH USED IN INVESTING ACTIVITIES	-	-	-	-	(36,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable-shareholder	10,000	-	10,000	-	10,000
Proceeds from issuance of capital stock	-	-	-	-	108,843
Capital contributions through expenses pd. by officer	-	-	(636)	-	28,754
NET CASH PROVIDED BY INVESTING ACTIVITIES	10,000	-	9,364	-	147,597

NET INCREASE (DECREASE) IN CASH	(669)	(2,502)	(15,292)	(8,696)	922

CASH, BEGINNING OF PERIOD	1,591	25,173	16,214	31,367	-
CASH, END OF PERIOD	$922	$22,671	$922	$22,671	$922

Supplemental disclosures:
Interest paid	$-	$590	$-	$-	$590
Taxes paid	$-	$-	$-	$-	$-

The accompanying accountants' review report and notes to the financial statements should be read in conjunction with these Statements of Cash Flows.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
AS OF JUNE 30, 2003

BASIS OF PRESENTATION

The unaudited financial statements as of June 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto.

NOTE 1 - RELATED PARTY TRANSACTIONS

On June 13, 2003, the Company executed a Note Payable to a shareholder in the amount of $10,000. The note is payable three months from the date of execution and bears no interest.

NOTE 2 - GOING CONCERN

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

Plan of Operation

Since our formation on February 9, 2000 through June 30, 2003, we accumulated a deficit of $(133,604). Marine Jet's efforts have focused primarily on the development of our plan of operations, entering into agreements to utilize proprietary technology, obtaining assets to further develop a prototype Quick Jet motor and raising working capital through equity financing.

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

To fund our operations for the remaining two quarters of 2003, our management believes that our current financial resources will not be adequate to provide for our working capital needs. There are no preliminary loan agreements or understandings between us, our officers, directors or affiliates or lending institutions. We have no arrangements or commitments for accounts and accounts receivable financing. There are no plans or intentions to acquire a significant plant and/or any equipment, nor to divest any of our current assets or equipment.

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

To generate revenues, we plan to:

  Begin selling Quick Jet systems to boat builders;

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

  Sell or dispose of our assets;

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

ITEM 3.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have established and are currently maintaining disclosure controls and procedures for our company. The disclosure controls and procedures have been designed to ensure that material information relating to our Company is made known to them as soon as it is known by others within our Company. Our Chief Executive Officer and Chief Financial Officer conduct an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date our company carried out this evaluation.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits	Item Description
	31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

(b)       Reports on Form 8-K

On April 14, 2003, we filed an amendment to our Form 8-K which was originally filed on March 7, 2003. The original Form 8-K and amendment thereto related to the termination of G. Brad Beckstead, CPA as our auditor. (Item 4)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 2003.

MARINE JET TECHNOLOGY CORP. (Registrant)
BY:	/s/ Jeff Jordan
Jeff Jordan President, Principal Executive Officer, Treasurer, and Principal Financial Officer