Form 10QSB
period 2003-09-30
MARINE JET TECHNOLOGY CORP
filed 2003-11-14
CIK 1139683

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

PART I.

Item 1.   Financial Statements

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors of
Marine Jet Technology, Corp:

We have reviewed the accompanying balance sheets of Marine Jet Technology, Corp. (a Development Stage Company incorporated in Nevada) as of September 30, 2003 and 2002, the related statements of operations and accumulated deficit for the three and nine months then ended and from February 9, 2000 (date of inception), the statement of changes in stockholders' equity from February 9, 2000 (date of inception) to September 30, 2003, and the statements of cash flows for the three and nine months ended September 30, 2003 and from February 9, 2000 (date of inception) to September 30, 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Marine Jet Technology, Corp.

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

/s/ Chavez & Koch, CPA's Chavez & Koch, CPA's
October 29, 2003 Henderson, Nevada

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2003 & 2002
	UNAUDITED
	9/30/2003	9/30/2002
ASSETS
CURRENT ASSETS:
Cash	$2,123	$17,620
Prepaid expenses	-	405
Total current assets	2,123	18,025
FIXED ASSETS:
Office equipment	689	689
Equipment and machinery	30,000	30,000
Accumulated depreciation	(12,695)	(6,597)
Total fixed assets	17,994	24,092
OTHER ASSETS:
Amortized Intangible Assets:
Proprietary rights agreement	1,000	1,000
Patents	55,238	55,238
Accumulated amortization	(13,343)	(9,296)
Total other assets	42,895	46,942
TOTAL ASSETS	$63,012	$89,059

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable-shareholder	$15,050	$-
Total current liabilities	15,050	-
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 45,000,000 shares
authorized 20,732,570 and 20,732,570 shares issued
and outstanding as of 9/30/03 and 9/30/02, respectively.	20,733	20,733
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding
as of 9/30/03 and 9/30/02, respectively.	-	-
Additional paid-in capital	167,645	158,436
Accumulated deficit during development stage	(140,416)	(90,110)
Total stockholders' equity	47,962	89,059
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$63,012	$89,059

The accompanying accountants' review report and notes to the financial statements should be read in conjunction with these Balance Sheets.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE THREE MONTHS ENDED SEPT. 30, 2003 & 2002
AND FROM INCEPTION TO SEPT. 30, 2003

	UNAUDITED
	Three months ended		Nine months ended		Inception to
	9/30/2003	9/30/2002	9/30/2003	9/30/2002	9/30/2003

REVENUES:	$-	$-	$-	$-	$-

EXPENSES:
General and administrative expenses	4,204	5,051	28,861	14,152	119,587
Depreciation expense	1,538	1,537	4,561	4,561	12,695
Amortization expense	1,020	1,020	3,027	3,029	13,344
TOTAL EXPENSES	6,762	7,608	36,449	21,742	145,626

OPERATING LOSS	(6,762)	(7,608)	(36,449)	(21,742)	(145,626)

Other income (expense):
Interest expense	(50)	-	(50)	-	(640)
Gain on forgiveness of debt	-	-	-	-	5,850
TOTAL OTHER INCOME (EXPENSE)	(50)	-	(50)	-	5,210

NET LOSS	(6,812)	(7,608)	(36,499)	(21,742)	(140,416)

Accumulated deficit, beginning of period	(133,604)	(82,502)	(103,917)	(68,368)	-

Accumulated deficit, end of period	$(140,416)	$(90,110)	$(140,416)	$(90,110)	$(140,416)

Weighted average number
of shares outstanding	20,732,570	20,732,570	20,732,570	20,732,570	19,276,370

Net loss per basic shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying independent accountant's review report and notes to financial statement should be read in conjunction with these Statements of Operations and Accumulated Deficit.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION TO SEPTEMBER 30, 2003
	UNAUDITED
			Additional	Accumulated	Total
		Common	Paid-in	Deficit During	Stockholders'
	Shares	Stock	Capital	Dev. Stage	Equity
Issued for cash
February 11, 2000	105,000	$105	$-	$-	$105

Issued for cash
February 12, 2000	3,125,000	3,125	-	-	3,125

Issued for cash
May 18, 2000	100,000	100	-	-	100

Issued for proprietary rights agreement
May 19, 2000	1,000,000	1,000	-	-	1,000

Issued for patents
May 19, 2000	15,875,000	15,875	33,906	-	49,781

Expense paid for by an officer & director
December 31, 2000	-	-	4,790	-	4,790

Net income (loss)
December 31, 2000	-	-	-	(18,718)	(18,718)
Balance December 31, 2000	20,205,000	20,205	38,696	(18,718)	40,183
504 Offering
July 31, 2001	527,570	528	104,986	-	105,514

Expenses paid for by an officer & director
September 30, 2001	-	-	11,575	-	11,575

Expenses paid for by an officer & director
December 31, 2001	-	-	3,179	-	3,179

Net income (loss)
December 31, 2001	-	-	-	(49,650)	(49,650)
Balance December 2001	20,732,570	20,733	158,436	(68,368)	110,801
Net income (loss)
March 31, 2002	-	-	-	(10,601)	(10,601)
Balance March 31, 2002	20,732,570	$20,733	$158,436	$(78,969)	$100,200

The accompanying independent accountant's review report and notes to financial statement should be read in conjunction with this Statement of Changes in Stockholders' Equity.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION TO SEPTEMBER 30, 2003
	UNAUDITED
			Additional	Accumulated	Total
		Common	Paid-in	Deficit During	Stockholders'
	Shares	Stock	Capital	Dev. Stage	Equity
Net income (loss)
June 30, 2002	-	$-	$-	$(3,533)	$(3,533)

Balance June 30, 2002	20,732,570	20,733	158,436	(82,502)	96,667
Net income (loss)
September 30, 2002	-	-	-	(7,608)	(7,608)

Balance September 30, 2002	20,732,570	20,733	158,436	(90,110)	89,059

Expenses paid for by an officer & director
December 31, 2002	-	-	9,844	-	9,844

Net income (loss)
December 31, 2002	-	-	-	(13,807)	(13,807)

Balance December 31, 2002	20,732,570	20,733	168,280	(103,917)	85,096

Expense reimbursement to an officer & director
March 31, 2003	-	-	(635)	-	(635)

Net income (loss)
March 31, 2003	-	-	-	(16,489)	(16,489)
Balance March 31, 2003	20,732,570	20,733	167,645	(120,406)	67,972

Net income (loss)
June 30, 2003	-	-	-	(13,198)	(13,198)

Balance June 30, 2003	20,732,570	20,733	167,645	(133,604)	54,774

Net income (loss)
September 30, 2003	-	-	-	(6,812)	(6,812)

Balance September 30, 2003	20,732,570	$20,733	$167,645	$(140,416)	$47,962

The accompanying independent accountant's review report and notes to financial statements should be read in conjunction with this Statement of Changes in Stockholders' Equity.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 & 2002
AND FROM INCEPTION TO SEPTEMBER 30, 2003
	UNAUDITED
	Three months ended		Nine months ended		Inceptionto
	9/30/2003	9/30/2002	9/30/2003	9/30/2002	9/30/2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,812)	$(7,608)	$(36,499)	$(21,742)	$(140,416)
Adjustments to reconcile net loss with
net cash used in operating activities:
Depreciation and amortization	2,558	2,557	7,588	7,590	26,039
(Increase) decrease in prepaid expenses	405	-	405	405	-
NET CASH USED IN OPERATING
ACTIVITIES	(3,849)	(5,051)	(28,506)	(13,747)	(114,377)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of capital assets	-	-	-	-	(30,689)
Purchase of licensing agreement, patents	-	-	-	-	(5,458)
NET CASH USED IN INVESTING ACTIVITIES	-	-	-	-	(36,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable-shareholder	5,050	-	15,050	-	15,050
Proceeds from issuance of capital stock	-	-	-	-	108,843
Capital contributions through expenses pd. by
officer	-	-	(635)	-	28,754
NET CASH PROVIDED BY INVESTING
ACTIVITIES	5,050	-	14,415	-	152,647

NET INCREASE (DECREASE)IN CASH	1,201	(5,051)	(14,091)	(13,747)	2,123

CASH, BEGINNING OF PERIOD	922	22,671	16,214	31,367	-

CASH, END OF PERIOD	$2,123	$17,620	$2,123	$17,620	$2,123

Supplemental disclosures:
Interest paid	$-	$-	$-	$-	$590
Taxes paid	$-	$-	$-	$-	$-

The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Statements of Cash Flows.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2003

BASIS OF PRESENTATION

The unaudited financial statements as of September 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto.

NOTE 1 - RELATED PARTY TRANSACTIONS

On August 12, 2003, the Company executed a Note Payable to a shareholder in the amount of $5,000. The note is payable three months from the date of execution and bears no interest.

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Marine Jet Technology Corporation's business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available.We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Marine Jet's actual results may differ materially from those indicated by the forward-looking statements.

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

Our goal is to sell the Quick Jet system in combination with available marine motors to boat manufacturers, who we expect to produce boats incorporating our licensed technology. We may also license one or more manufacturers to sell systems based on the technology. In return, manufacturers will pay us a royalty on each boat or engine sold that utilizes our technology. We currently do not intend to produce the Quick Jet engines in-house. Marine Jet anticipates that the use of existing production and sales capacity offers the most rapid market penetration. For this reason, our strategy centers on developing joint venture and licensing relationships with boat and motor manufacturers. We have yet to identify such companies or enter into any manufacturing relationships or joint ventures.Our Internet site, "www.marinejettech.com," is available for industry participants and consumers to learn about our Quick Jet technology. We believe that our web site is ideal for answering technical questions, building credibility and creating market interest.

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

Plan of Operation

Since our formation on February 9, 2000 through September 30, 2003, we accumulated a deficit of $(140,416). Marine Jet's efforts have focused primarily on the development of our plan of operations, entering into agreements to utilize proprietary technology, obtaining assets to further develop a prototype Quick Jet motor and raising working capital through equity financing.

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

To fund our operations for the remaining quarter of 2003, our management believes that our current financial resources will not be adequate to provide for our working capital needs. There are no preliminary loan agreements or understandings between us, our officers, directors or affiliates or lending institutions. We have no arrangements or commitments for accounts and accounts receivable financing. There are no plans or intentions to acquire a significant plant and/or any equipment, nor to divest any of our current assets or equipment.

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

Because we are a development stage company with no significant operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our plan of operations.We have no alternative plan of operations. In the event that we do not receive financing or our financing is inadequate or if we do not adequately implement an alternative plan of operations that enables us to conduct operations without having received adequate financing, we may have to liquidate our business and undertake any or all of the following actions:

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

ITEM 3.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have established and are currently maintaining disclosure controls and procedures for our company.The disclosure controls and procedures have been designed to ensure that material information relating to our Company is made known to them as soon as it is known by others within our Company.Our Chief Executive Officer and Chief Financial Officer conduct an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date our company carried out this evaluation.

PART II - OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits	Item Description
	31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15 and Rule 15d-15, promulgated under the Securities and Exchange Act of 1934, as amended.
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

(b)   Reports on Form 8-K

No reports on Form 8-K were filed by us during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November, 2003.

MARINE JET TECHNOLOGY CORP. (Registrant)
BY:	/s/ Jeff Jordan
Jeff Jordan President, Principal Executive Officer, Treasurer, and Principal Financial Officer