Form 10KSB
period 2003-12-31
MARINE JET TECHNOLOGY CORP
filed 2004-03-30
CIK 1139683

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - December 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 000-31289

MARINE JET TECHNOLOGY CORP.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0450923 (Employer Identification No.)

4805 158 Court NE
Redmond, Washington 98052
(Address of principal executive offices, including zip code.)

(425) 869-2723
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year. December 31, 2003 - $-0-

The aggregate market value for the common equity held by non-affiliates as of March 1, 2004 is $351,184.

Issuers involved in Bankruptcy Proceedings during the past Five Years.

Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: March 1, 2004 - 20,782,570 shares of Common Stock

Transitional Small Business Issuer Format
YES [   ] NO [X]

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

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

During 2002 and 2003, Mr. Jordan continued to develop the prototype system in the test boat and developed various designs to improve the performance of the prototype system. This lead to the development of the Variable Marine Jet, which was the subject of a PCT patent filing in December 2003.

Business of the Issuer

Status of Any Publicly Announced New Product or Service

The Company has developed a fully operational prototype propulsion system, now referred to as the first generation system, which has served as a testbed for further development. This system has been undergoing test, research and further development by management of the Company. Management has been working on the controls for the system to improve the maneuverability and convenience of the QuickJet. Although the prototype has generally met management's expectation, the Company has been unable to retain either an independent firm or the instrumentation for management to accurately measure the performance specifications of the prototype.

As a result of this development work, the design evolved to include a variable pitch propeller pump. The PCT patent application on this "Variable Marine Jet" was filed in December of 2003.

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

Management has developed a more advanced design, called the Variable Marine Jet, which incorporates a variable pitch propeller pump with features of the first generation system described above. The Company believes this new design has several advantages, which are described in the following.

The Variable Marine Jet supports the implementation of a continuously variable power transmission, wherein the microcontroller can adjust the power demanded by the pump to approximate the power most efficiently supplied by the motor. This is similar in function to the action of the microcontroller in modern automotive transmissions, and is expected to have a similar beneficial effect on fuel economy, engine life, noise and vibration.

The Variable Marine Jet also provides a larger jet at low boat speeds, which produces more thrust per horsepower, and hence greater propulsion efficiency. This principle of physics is generally accepted. At higher boat speeds, the jet becomes smaller, which again results in approximately the most efficient rate of water being delivered through the jet.

The Variable Marine Jet allows the elimination of the "backing bucket", which is the structure commonly used in conventional water jets for redirecting the jet back under the boat to achieve reverse thrust. The Variable Marine Jet achieves neutral and reverse thrust by adjusting the pitch on propeller pump: forward pitch for forward thrust, zero pitch for neutral, and reverse pitch for reverse thrust. The nozzle of the system becomes the inlet for the reverse flow and is still able to provide a steering force. Management believes that the elimination of the backing bucket is an important marketing advantage, because it eliminates pinch points for improved safety, provides smooth, easy shifting for maneuvering, eliminates the possibility of system damage from shifting too rapidly, and reduces the system size to allow it to be more easily designed into popular floor boat plans.

The PCT patent application detailing these developments was filed in December of 2003, and the system description and related graphics have been published on www.marinejettech.com.

The company is in the process of building the production prototype of the Variable Marine Jet for testing and further development. Management believes the design principles and system performance predictions are based on well established engineering principles and on the test results from the First Generation prototype tests, but has not yet demonstrated these performance gains in an actual system.

The engines used with the Company's systems are the same as are used with existing jets, inboards and stern drives, which are automobile/truck engines with marine manifolds. The Company does not contemplate developing an entirely new engine or drive system, rather management seeks to improve the use of such engines. The mechanical components that differentiate a Quick Jet boat from an inboard boat or stern drive boat are the gear reduction and the hydraulic appliances in the inlet duct, the pump, the nozzle and the control system. By design of Messrs. Jordan and Lyman, the drive components are expected to be easily manufactured using common processes and methods. The Company has a production prototype under test and development, which was the first unit to test these manufacturing concepts. This design is intended for 18' to 26' boats, the largest boat segment in dollar terms. The new Variable Marine Jet prototype now under construction, is also designed to fit this size of boat. The Company intends to have its finalized design manufactured under a common contract based on ISO 9000 quality specifications. To date, the Company is continuing testing and development, and has not finalized the design of the Quick Jet system.

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

  There are many small manufacturers operating in niches with regional distribution;

  The cost of expanding boat production is relatively small; and

  There are several retail channels for trailerable boats, including boat shows, boat dealers, personal water vehicle dealers and automobile dealers.

The Company believes the market advantages of a Quick Jet as compared to a propeller are:

  Better maneuverability, due to redirection of the jet;

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

  Regulating the system flow for water pump efficiency and

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

  Patent 5,658,176 expires in December 2015,

  Patent 5,679,035 expires in February 2016 and

  Patent 5,683,276 expires in February 2016.

Any claims that are granted under the current "Variable Marine Jet" patent application will expire in December of 2022.

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

Employees

Other than the Company's officers, we have no employees. Mr. Jordan dedicates approximately 90% of his time to the Company's operations, while Mrs. Jordan commits approximately 80% of her time to the Company's operations.

Risk Factors

  We Cannot Assure You that the Prototype will be Commercially Successful There is no assurance that Marine Jet's product development program will lead to any commercially profitable products. The Company's initial licenses of products will require further development and testing prior to commercialization. There is no assurance that any such potential products will be successfully developed and be capable of being produced in commercial quantities at acceptable costs or be successfully marketed. There also is no assurance that Marine Jet will be able to reach its objectives in manufacturing, marketing and sales. The Company has no history of sales or volume manufacturing. There can be no assurance that the Company will successfully manufacture or market any product, either independently or pursuant to manufacturing or marketing agreements with third parties. There is no assurance that such third party arrangements can be successfully negotiated or that such arrangements will be on commercially reasonable terms. To the extent that Marine Jet Technology Corp. arranges with third parties to manufacture or market its products, the success of such products may depend on the efforts of such third parties.

  No Assurance of Revenue or Operating Profits. Marine Jet expects to incur substantial operating losses for at least the first two years. The Company currently has no significant sources of revenue, whether from product sales, licensing fees or research funding, and there can be no assurance that it will be able to develop such revenue sources or that its operations will become profitable, even if it is able to commercialize its products. The Company's operating results are and will be volatile and difficult to predict. There can be no assurance that it will be able to operate, expand and develop its operations and products and efficiently maintain adequate control of its expenses. The Company's failure to meet its objectives may have a material adverse effect on its business, operating results and financial condition.

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

There were no matters submitted to the shareholders during the fourth quarter of 2003.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

An extremely limited market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. On August 22, 2003, our securities began trading on the over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "MJET." As trading is thin and sporadic, a shareholder may therefore be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. On February 27, 2004, the bid price was $0.12 and the offer price was $0.20 and a last-trade price of $0.07 on March 23, 2004. The following sets forth a summary of trading prices from August 22, 2003 through March 1, 2004:

Quarter ended

High Bid	Low Bid
2003
September 30	0.00	0.00
December 31	0.12	0.07

At March 1, 2004, there were 86 holders of record including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

Securities Authorized For Issuance Under Equity Compensation Plans

We have no equity compensation plans and accordingly we do not have any securities issued pursuant to equity compensation plans.

Dividends

The Company has not declared any cash dividends, nor does it intend to do so. The Company is not subject to any legal restrictions respecting the payment of dividends, except that it may not be paid to render the Company insolvent. Dividend policy will be based on the Company's cash resources and needs and the Company anticipates that all available cash will be needed for its operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

Our company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

Plan of Operation

Since the Company's inception on February 9, 2000 through December 31, 2003, the Company incurred a net loss of $145,483. Marine Jet's efforts have focused primarily on the development of the Company's plan of operations, entering into agreements to utilize proprietary technology, obtaining assets to further develop a prototype Quick Jet motor and raising working capital through equity financing.

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

To fund fiscal 2004 operations, management believes that the Company's current financial resources will not be adequate to provide for its working capital needs through December 2004. There are no preliminary loan agreements or understandings between the Company, its officers, directors or affiliates or lending institutions. The Company has no arrangements or commitments for accounts and accounts receivable financing.

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

To generate revenues, the Company plans to:

  Sell Quick Jet systems to boat builders;

  Enter into joint venture marketing agreements with one or more engine builders to sell a propulsion package to boat builders; or

  Enter into a joint venture licensing agreement with one or more manufacturers to build and sell systems and boats based upon the Quick Jet technology.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEPENDENT AUDITOR'S REPORT	F-1
Balance sheets	F-2
Statements of operations and accumulated deficit	F-3
Statement of changes in stockholders' equity	F-4 - F-5
Statements of cash flows	F-6
NOTES TO FINANCIAL STATEMENTS	F-7 - F-14

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Marine Jet Technology Corp:

We have audited the accompanying balance sheets of Marine Jet Technology Corp. (a Development Stage Company) (a Nevada corporation) as of December 31, 2003 and 2002 and the statements of operations and accumulated deficit and cash flows for the years then ended and from February 9, 2000 (date of inception) to December 31, 2003 and the statement of changes in stockholders' equity from February 9, 2000 (date of inception) to December 31, 2003. These financial statements are the responsibility of Marine Jet Technology Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marine Jet Technology Corp. as of December 31, 2003 and 2002 and the result of its operations, accumulated deficit, other comprehensive income, its cash flows and changes in stockholders' equity for the years ended December 31, 2003 and 2002 and from February 9, 2000 (Date of inception) to December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in Note 8 to these financial statements, the Company has had limited operations and has not established a long-term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regards to this issue is also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

February 4, 2003 Henderson, Nevada	/s/ Chavez & Koch, CPA's Chavez & Koch, CPA's

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
BALANCE SHEETS
 AS OF DECEMBER 31, 2003 & 2002

	12/31/2003	12/31/2002
ASSETS
CURRENT ASSETS:
Cash	$9,766	$16,214
Prepaid expenses	-	405
Total current assets	9,766	16,619

FIXED ASSETS:
Office equipment	689	689
Equipment and machinery	30,000	30,000
Accumulated depreciation	(14,232)	(8,134)
Total fixed assets	16,457	22,555

OTHER ASSETS:
Amortized Intangible Assets:
Proprietary rights agreement	1,000	1,000
Patents	55,238	55,238
Accumulated amortization	(14,363)	(10,316)
Total other assets	41,875	45,922

TOTAL ASSETS	$68,098	$85,096

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable-shareholder	$15,203	$-
Total current liabilities	15,203	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 45,000,000 shares
authorized 20,782,570 and 20,732,570 shares
issued and outstanding as of 12/31/03 and 12/31/02,
respectively.	20,783	20,733
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding
as of 12/31/03 and 12/31/02, respectively.	-	-
Additional paid-in capital	177,595	168,280
Accumulated deficit during development stage	(145,483)	(103,917)
Total stockholders' equity	52,895	85,096

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$68,098	$85,096

The accompanying independent auditor's report and notes to the financials statements should be read in conjunction with these Balance Sheets.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2003 & 2002
AND FROM INCEPTION TO DECEMBER 31, 2003

	Years ended		Inception to
	12/31/2003	12/31/2002	12/31/2003

REVENUES:	$-	$-	$-

EXPENSES:
General and administrative expenses	31,218	25,402	121,946
Depreciation expense	6,098	6,098	14,231
Amortization expense	4,047	4,049	14,363
TOTAL EXPENSES	41,363	35,549	150,540

OPERATING LOSS	(41,363)	(35,549)	(150,540)

Other income (expense):
Interest expense	(203)	-	(793)
Gain on forgiveness of debt	-	-	5,850
TOTAL OTHER INCOME (EXPENSE)	(203)	-	5,057

NET LOSS	(41,566)	(35,549)	(145,483)

Accumulated deficit, beginning of period	(103,917)	(68,368)	-

Accumulated deficit, end of period	$(145,483)	$(103,917)	$(145,483)

Weighted average number
of shares outstanding	20,734,625	20,732,570	19,371,310

Net loss per basic shares	$(0.00)	$(0.00)	$(0.01)

Net loss per diluted shares	$(0.00)	$(0.00)	$(0.01)

The accompanying independent auditor's report and notes to the financial statements should be read in conjunction with these Statements of Operations and Accumulated Deficit.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION TO DECEMBER 31, 2003

			Additional	Accumulated	Total
		Common	Paid-in	Deficit During	Stockholders'
	Shares	Stock	Capital	Dev. Stage	Equity
Issued for cash
February 11, 2000	105,000	$105	$-	$-	$105

Issued for cash
February 12, 2000	3,125,000	3,125	-	-	3,125

Issued for cash
May 18, 2000	100,000	100	-	-	100

Issued for proprietary rights agreement
May 19, 2000	1,000,000	1,000	-	-	1,000

Issued for patents
May 19, 2000	15,875,000	15,875	33,906	-	49,781

Expense paid for by an officer & director
December 31, 2000	-	-	4,790	-	4,790

Net income (loss)
December 31, 2000	-	-	-	(18,718)	(18,718)

Balance December 31, 2000	20,205,000	20,205	38,696	(18,718)	40,183

504 Offering
July 31, 2001	527,570	528	104,986	-	105,514

Expenses paid for by an officer & director
September 30, 2001	-	-	11,575	-	11,575

Expenses paid for by an officer & director
December 31, 2001	-	-	3,179	-	3,179

Net income (loss)
December 31, 2001	-	-	-	(49,650)	(49,650)

Balance December 2001	20,732,570	20,733	158,436	(68,368)	110,801

Expenses paid for by an officer & director
December 31, 2002	-	-	9,844	-	9,844

Net income (loss)
December 31, 2002	-	-	-	(35,549)	(35,549)

Balance December 31, 2002	20,732,570	20,733	168,280	(103,917)	85,096

The accompanying independent auditor's report and notes to financial statements should be read in conjunction with this Statement of Changes in Stockholders' Equity.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION TO DECEMBER 31, 2003

			Additional	Accumulated	Total
		Common	Paid-in	Deficit During	Stockholders'
	Shares	Stock	Capital	Dev. Stage	Equity
Expense reimbursement to an officer & director
March 31, 2003	-	-	(635)	-	(635)

Issued for cash
December 16, 2003	50,000	50	9,950	-	10,000

Net income (loss)
December 31, 2003	-	-	-	(41,566)	(41,566)

Balance December 31, 2003	20,782,570	20,783	177,595	(145,483)	52,895

The accompanying independent auditor's report and notes to financial statements should be read in conjunction with this Statement of Changes in Stockholders' Equity.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 & 2002
AND FROM INCEPTION TO DECEMBER 31, 2003

	Twelve months ended		Inception to
	12/31/2003	12/31/2002	12/31/2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,566)	$ (35,549)	$ (145,483)
Adjustments to reconcile net loss with net cash
used in operating activites:
Depreciation and amortization	10,145	10,147	28,596
(Increase) decrease in prepaid expenses	405	405	-
NET CASH USED IN OPERATING ACTIVITIES	(31,016)	(24,997)	(116,887)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of capital assets	-	-	(30,689)
Purchase of licensing agreement, patents	-	-	(5,458)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(36,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable-shareholder	15,203	-	15,203
Proceeds from issuance of capital stock	9,365	-	118,843
Capital contributions through expenses pd. by officer	-	9,844	28,754
NET CASH PROVIDED BY INVESTING ACTIVITIES	24,568	9,844	162,800

NET INCREASE (DECREASE) IN CASH	(6,448)	(15,153)	9,766

CASH, BEGINNING OF PERIOD	16,214	31,367	-

CASH, END OF PERIOD	$9,766	$16,214	$9,766

Supplemental disclosures:
Interest paid	$-	$-	$590
Taxes paid	$-	$-	$-

The accompanying independent auditor's report and notes to financial statements should be read in conjunction with these Statements of Cash Flows.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003

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

Prepaid expenses
 The Company amortizes prepaid expenses over a period equivalent to the term of commitment. Prepaid expenses for the periods ended December 31, 2003 and December 31, 2002 were $0 and $405, respectively.

Fixed assets
 Fixed assets are recorded at cost. Ordinary maintenance and repairs are charged to expense as incurred and costs that materially increase the life of the assets are capitalized. Depreciation is recorded using the straight-line method over the estimated useful life of the assets, which are as follows:

Office equipment Equipment and machinery	7 years 5 years

Depreciation for the periods ended December 31, 2003, and December 31, 2002 was $6,098 and $6,098, respectively.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share Calculations
 Basic earnings per common share ("EPS") are computed by dividing income available to common stockholders by the weighed-average number of common shares outstanding for the period. The weighed-average number of common shares outstanding for computing basic EPS was 20,733,392 and 20,732,570 for the periods ended December 31, 2003 and 2002, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of December 31, 2003 and 2002, the Company had no outstanding securities that could have a dilutive effect on the outstanding common stock.

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

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements
 In June 2002, the FASB issued Financial Accounting Standards Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 and is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect SFAS 146 to have material impact on its financial statements.

In December 2002, the FASB issued Financial Accounting Standards Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". The Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company does not expect SFAS 148 to have material impact on its financial statements.

In April 2003, the FASB issued Financial Accounting Standards Statement No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003. The Company does not expect SFAS 149 to have material impact on its financial statements.

In May 2003, the FASB issued Financial Accounting Standards Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003. The Company does not expect SFAS 150 to have material impact on its financial statements.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003

NOTE 3 - AMORTIZED INTANGIBLE ASSETS

Proprietary Rights Agreement (non-cash transaction)
 The Company has recorded the purchase of a proprietary rights agreement on May 18, 2000 from David Lyman, co-developer of the boat propulsion technology. The Company recorded the agreement for a consideration of 1,000,000 shares of $0.001 par value stock of the Company, valued at $1,000.

The Company has adopted SFAS 142. Under guidance from SFAS 142, Management has determined that the value of the proprietary rights agreement, purchased in May of 2000, has not significantly decreased and there has been no reduction in the usefulness of the asset for the periods ended December 31, 2003 and December 31, 2002.

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

The Company has adopted SFAS 142. Under guidance from SFAS 142, Management has determined that as the major intangible asset, the value of the patent licensing agreement, purchased in April of 2000, has not significantly decreased and there has been no reduction in the usefulness of the asset for the periods ended December 31, 2003 and December 31, 2002.

Because the patents have not demonstrated their technological or commercial feasibility as of December 31, 2003 and December 31, 2002, and since significant risks exist because of uncertainties the Company may face in the form of time and costs necessary to produce technological and commercial feasibility, there is uncertainty that the Company will be able to realize any value from the intangible asset should the technology fail to become viable.

Amortized Intangible Assets
 Amortization expense for the periods ended December 31, 2002, and December 31, 2001 was $4,047 and $4,049, respectively.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003

NOTE 3 - AMORTIZED INTANGIBLE ASSETS (CONTINUED)

	For the periods ended December 31:
	2003	2002
Proprietary rights agreement	$1,000	$1,000
Patents	55,238	55,238
Gross Carrying Amounts	56,238	56,238
Less: Accumulated Amortization	14,363	10,316
Net Amortized Intangible Assets	$41,875	$45,922

NOTE 4 - STOCKHOLDER'S EQUITY

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

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003

NOTE 4 - STOCKHOLDER'S EQUITY (CONTINUED)

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

On December 16, 2003, the Company issued 20,000 shares of its $0.001 par value common stock for cash in the amount of $10,000. Of the total amount received, $9,980 is considered common stock and $20 is considered additional paid-in capital.

For the periods ended December 31, 2003 and December 30, 2002, the Company had 20,752,570 and 20,732,570 shares of common stock issued and outstanding, respectively.

NOTE 5 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock that are not disclosed on the balance sheets.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company entered into a Patent License Agreement ("Agreement") with Jeff P. Jordan and Robert J. Tomlinson ("Licensors"), officers and directors of the Company, to issue rights to all of the marketing, proprietary, licensing, patent and intellectual rights to US Patent #5,658,176, "Marine Jet propulsion System, US Patent #5,679,035, "Marine Jet Propulsion Nozzle and Method", and US Patent #5,683,276, "Marine Jet Propulsion Inlet Duct and Method", in exchange for 15,875,000 shares of the company's $0.001 par value common stock (See Note 4). The Agreement grants to the Company exclusive rights to the use of the Patents for all applications under 400hp.

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

On June 13, 2003, the Company executed a 3-month Note Payable to a shareholder in the amount of $10,000 that has not been paid on its maturity date. Although the note holder has not called the note the Company is in default on the note agreement. Interest on the note has been accrued at an annual rate of 6% according to the note agreement.

On August 12, 2003, the Company executed a 3-month Note Payable to a shareholder in the amount of $5,000 that has not been paid on its maturity date. Although the note holder has not called the note the Company is in default on the note agreement. Interest on the note has been accrued at an annual rate of 6% according to the note agreement.

NOTE 7 - INCOME TAXES

As of December 31, 2003, the Company has a net operating loss carry forward of approximately $145,483 for tax purposes, which will be available to offset future taxable income. If not used, this carry forward will expire in 2022. The deferred tax asset relating to the net operating loss carry forward of approximately $39,988 has been fully reserved at December 31, 2003.

NOTE 8 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which assumes the realization of assets and liquidation of liabilities in the normal course of business.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003

NOTE 8 - GOING CONCERN (CONTINUED)

Since the Company has not commenced its planned principal operations, the Company intends to raise sufficient capital needed to continue operating until its planned principal operations commence.

The Company anticipates the ability to raise additional money through Private Placement Memorandums. Additionally, the Company became listed as an Over-the-Counter Bulletin Board stock, which will provide an additional source of working capital for the Company. Finally, the Company plans to curtail expenses so that the current cash balance will allow the company to continue to operate.

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

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 15, 2002, our board of directors approved a decision to change our auditors. On the same date, our accounting firm, G. Brad Beckstead, CPA. was dismissed by us as our independent auditors. During the 2001 fiscal year and subsequent interim period, there were no disagreements on matters of accounting principles and practices, financial disclosure, or auditing scope of procedure between us and G. Brad Beckstead, CPA.

The report of G. Brad Beckstead on our financial statements covered the period from inception on February 9, 2000 through September 30, 2001 did not contain an adverse, qualified or disclaimer of opinion. However, the report did contain an explanatory paragraph wherein G. Brad Beckstead expressed substantial doubt about our ability to continue as a going concern.

Subsequent to filing Mr. Beckstead's report in our amended Form 10-SB, Mr. Beckstead advised us that he objected to the reference of his audit for year ended December 31, 2000 because the financial statements needed to be restated based on information provided by us subsequent to the audit report date.

Since that time, we have amended our Form 10-SB registration statement and the financial statements audited by Mr. Beckstead are no longer included therein and as such do not effect the current financial statements audited by our current auditor, Chevez & Koch, CPA's, Ltd. After the dismissal of Mr. Beckstead, our financial statements from February 9, 2000 through December 31, 2000 were restated and reaudited by Chavez & Koch, our successor auditors. The purpose was to reduce the value of certain patents (purchased with common stock during 2000) from $7.5 million which was based upon an appraisal to $55,238 which was based upon historical cost.

We have requested G. Brad Beckstead furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not he agrees with the statements made by us. We delivered a copy of this amended report of Form 8-K to G. Brad Beckstead on April 4, 2003, via facsimile. On April 7, 2003, G. Brad Beckstead replied and his letter agreeing with the statements contained herein. The letter is filed as Exhibit 16.1 to this amended report on Form 8-K.

At our board meeting on January 15, 2002, our board of directors approved the decision to engaged Chavez & Koch, CPA's, Ltd., 2920 N. Green Valley Parkway, Building 8, Suite 821, Henderson, Nevada 89014, as our independent auditors for our fiscal year ending December 31, 2001. Chavez & Koch accepted such appointment on January 15, 2002. Prior to their appointment, we did not consult with Chavez & Koch on any matters related to accounting or the type of opinion they may issue.

ITEM 8A.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2003.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

Name	Age	Position	Director	Since Term
Jeff P. Jordan	59	President and Director	February 2000	3 years
Martha A. Jordan	58	Secretary and Director	August 2001	2 years
Wilbur Sebree	51	Director	August 2001	2 years
Marilyn J. Holt	49	Director	April 2001	2 years

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

Martha A. Jordan, Secretary and Director

Martha Jordan has been employed part time as a technical writer, graphics designer and office assistant, in addition to spending about 80% of her time in support of MJTC. Martha A. Jordan, Secretary and Director of the Company, is the wife of Jeff P. Jordan, President and Director of the Company. Benjamin B. Jordan, a shareholder of the Company, is the son of Jeff P. Jordan and Martha A. Jordan. Julie P. Jordan, a shareholder of the Company, is the daughter of Jeff P. Jordan and Martha A. Jordan.

Wilbur Sebree, Director

Wilbur Sebree has been an attorney in the Seattle, Washington area, specializing in small business contracts and litigation for more than 8 years.

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

Compliance with Section 16(a) of the Exchange Act

The Company's directors, executive officers and ten percent shareholders made all required filings pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our officers and directors. Two of our directors are deemed independent. A copy of our audit committee charter is filed as an exhibit to this report. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. A copy of the code of ethics is filed as an exhibit to this report. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprise of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfulling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter is filed with this report.

ITEM 10.   EXECUTIVE COMPENSATION.

Summary Compensation

The following table sets forth the compensation paid by us from January 1, 2001 through December 31, 2003, for each or our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Annual Compensation	Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compen- sation ($)
Jeff P. Jordan President and Director	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Martha A. Jordan Secretary and Director	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Wilbur Sebree Director	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Marilyn J. Holt Director	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Compensation of Directors

There were no arrangements pursuant to which any director was compensated for the period from January 1, 2001 to December 31, 2003, for services provided as a director.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2003, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	% of Class
Common Stock	Jeff P. Jordan, President and Director [1] [2]	15,506,500	74.61%
Common Stock	Martha Jordan [2]	0	0.00%
Common Stock	Wilbur Sebree [2]	50,000	0.24%
Common Stock	Marily J. Holt [2]	0	0.00%
Common Stock	Four Officers and Directors as a Group [1]	15,556,500	74.85%
Common Stock	Robert J. Tomlinson [3]	2,062,500	9.92%
[1]	Includes 200,000 shares owned by Julie Jordan.
[2]	The address of Mr. Jeff P. Jordan, Martha Jordan and Julie P. Jordan is c/o Marine Jet Technology Corp., 4805 158th Court NE, Redmond, Washington 98052.
[3]	Mr. Tomlinson may be contacted at 1074 Hawley Way NE, Bainbridge Island, Washington 98110.

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

-38

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

PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

On October 8, 2003, we filed a Form 8-K with the Securities and Exchange Commission stating that on or about October 8, 2003, we issued a press release announcing we had been listed for trading on the OTCBB.

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
(c) Amendment to the Articles of Incorporation filed January 5, 2001
(d) By-laws of the Company adopted February 12, 2000

[1]
10.	Material Contracts Office lease agreement.	[1]
16.	Letter on Change in Certifying Accountant (a) Letter from G. Brad Beckstead, CPA, dated August 7, 2002. (b) Letter from G. Brad Beckstead, CPA dated April 7, 2003.	[2] [3]

[1]	Previously filed with the SEC on October 31, 2001 and again on May 1, 2002, as an exhibit to the Company's Form 10-SB.
[2]	Previously filed with the SEC on September 13, 2002, as an exhibit to the Company's amended Form 10-SB.
[3]	Previously filed with the SEC on April 4, 2003, as an exhibit to the Company's amended Form 8-K/A.

The following exhibits are filed with this report:

14.1	Code of Ethics
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit Committee Charter
99.2	Disclosure Committee Charter

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2003	$18,354	Chavez & Koch, CPA's
2002	$12,140	Chavez & Koch, CPA's

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2003	$-0-	Chavez & Koch, CPA's
2002	$-0-	Chavez & Koch, CPA's

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2003	$750	Chavez & Koch, CPA's
2002	$750	Chavez & Koch, CPA's

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2003	$-0-	Chavez & Koch, CPA's
2002	$-0-	Chavez & Koch, CPA's

(5)     Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)     The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 2004.

MARINE JET TECHNOLOGY CORP. (Registrant)

BY:	/s/ Jeff P. Jordan Jeff P. Jordan, President, Principal Executive Officer, Principal Financial Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Jeff P. Jordan Jeff P. Jordan	President, Principal Executive Officer, Principal Financial Officer, and a member of the Board of Directors	03/30/2004
/s/ Martha A. Jordan Martha A. Jordan	Secretary and a member of the Board of Directors	03/30/2004
/s/ Wilbur Sebree Wilbur Sebree	Member of the Board of Directors	03/30/2004
_____________________ Marilyn J. Holt	Member of the Board of Directors	03/30/2004