Form 10QSB
period 2004-03-31
MARINE JET TECHNOLOGY CORP
filed 2004-05-14
CIK 1139683

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to ___________

Commission File Number: 000-33297 MARINE JET TECHNOLOGY CORP. (Exact name of small business issuer as specified in its charter)

Nevada	88-0450923
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

PART I.

Item 1. Financial Statements

CONTENTS

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

FINANCIAL STATEMENTS:
Balance sheets	F-1
Statements of operations and accumulated deficit	F-2
Statement of changes in stockholders' equity	F-3 - F-4
Statements of cash flows	F-5
NOTES TO FINANCIAL STATEMENTS	F-6

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors of
Marine Jet Technology, Corp:

We have reviewed the accompanying balance sheet of Marine Jet Technology, Corp. (a Development Stage Company incorporated in Nevada) as of March 31, 2004, the related statements of operations and accumulated deficit for the three months ended March 31, 2004 and March 31, 2003, and from February 9, 2000 (date of inception) to March 31, 2004, the statement of changes in stockholders' equity from February 9, 2000 (date of inception) to March 31, 2004, and the statements of cash flows for the three months ended March 31, 2004 and March 31, 2003, and from February 9, 2000 (date of inception) to March 31, 2004 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Marine Jet Technology, Corp.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in Note 1, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

May 6, 2004	/s/ Chavez & Koch, CPA's
Henderson, Nevada	Chavez & Koch, CPA's

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
BALANCE SHEETS
AS OF MARCH 31, 2004 (UNAUDITED) & DECEMBER 31, 2003 (AUDITED)

	3/31/2004	12/31/2003
ASSETS
CURRENT ASSETS:
Cash	$1,198	$9,766
Total current assets	1,198	9,766
FIXED ASSETS:
Office equipment	689	689
Equipment and machinery	30,000	30,000
Accumulated depreciation	(15,749)	(14,232)
Total fixed assets	14,940	16,457
OTHER ASSETS:
Amortized Intangible Assets:
Proprietary rights agreement	1,000	1,000
Patents	55,238	55,238
Accumulated amortization	(15,369)	(14,363)
Total other assets	40,869	41,875
TOTAL ASSETS	$57,007	$68,098
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable-shareholder	$15,428	$15,203
Total current liabilities	15,428	15,203
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 45,000,000 shares authorized
20,782,570 issued and outstanding as of 3/31/04 and 12/31/03.	20,783	20,783
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no
shares issued and outstanding as of 3/31/04 and 12/31/03.	-	-
Additional paid-in capital	177,595	177,595
Accumulated deficit during development stage	(156,799)	(145,483)
Total stockholders' equity	41,579	52,895
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$57,007	$68,098

The accompanying independent accountants' review report and notes to the financial statements should be read in conjunction with these Balance Sheets.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2004 & 2003
AND FROM INCEPTION TO MARCH 31, 2004

	UNAUDITED
	3 months ended		Inception to
	3/31/2004	3/31/2003	3/31/2004

REVENUES:	$-	$-	$-
EXPENSES:
General and administrative expenses	(8,568)	(13,988)	(130,514)
Depreciation expense	(1,517)	(1,504)	(15,748)
Amortization expense	(1,006)	(998)	(15,369)
TOTAL EXPENSES	(11,091)	(16,489)	(161,631)

OPERATING INCOME (LOSS)	(11,091)	(16,489)	(161,631)
Other income (expense):
Interest expense	(225)	-	(1,018)
Gain on forgiveness of debt	-	-	5,850
TOTAL OTHER INCOME (EXPENSE)	(225)	-	4,832

NET INCOME (LOSS)	(11,316)	(16,489)	(156,799)

Accumulated deficit, beginning of period	(145,483)	(103,917)	-

Accumulated deficit, end of period	$(156,799)	$(120,406)	$(156,799)

Weighted average number
of shares outstanding	20,782,570	20,732,570	20,782,570

Net income (loss) per basic shares	$(0.00)	$(0.00)	$(0.01)

Net income (loss) per diluted shares	$(0.00)	$(0.00)	$(0.01)

The accompanying independent accountants' review report and notes to the financial statements should be read in conjunction with these Statements of Operations and Accumulated Deficit.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION TO MARCH 31, 2004
(UNAUDITED)

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

The accompanying independent accountants' review report and notes to the financial statements should be read in conjunction with this Statement of Changes in Stockholders' equity.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION TO MARCH 31, 2004
(UNAUDITED)

			Additional	Accumulated	Total
		Common	Paid-in	Deficit During	Stockholders'
	Shares	Stock	Capital	Dev. Stage	Equity
Expense reimbursement to an officer & director
March 31, 2003	-	-	(635)	-	(635)

Issued for cash
December 16, 2003	50,000	50	9,950	-	10,000

Net income (loss)
December 31, 2003	-	-	-	(41,566)	(41,566)

Balance December 31, 2003	20,782,570	20,783	177,595	(145,483)	52,895

Net income (loss)
March 31, 2004	-	-	-	(11,316)	(11,316)

Balance December 31, 2004	20,782,570	$20,783	$177,595	$(156,799)	$41,579

The accompanying independent accountants' review report and notes to the financial statements should be read in conjunction with this Statement of Changes in Stockholders' equity.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 & 2003
AND FROM INCEPTION TO MARCH 31, 2004

	UNAUDITED
	Three months ended		Inception to
	3/31/2004	3/31/2003	3/31/2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,316)	$(16,489)	$(156,799)
Adjustments to reconcile net loss with net cash
used in operating activities:
Depreciation and amortization	2,523	2,502	31,119
Increase (decrease) in interest payable	225	-	225
NET CASH USED IN OPERATING ACTIVITIES	(8,568)	(13,987)	(125,455)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of capital assets	-	-	(30,689)
Purchase of licensing agreement, patents	-	-	(5,458)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(36,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable-shareholder	-	-	15,203
Proceeds from issuance of capital stock	-	-	118,843
Capital contributions through expenses pd. by officer	-	-	28,754
Decrease in additional paid-in-capital	-	(636)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	(636)	162,800

NET INCREASE (DECREASE) IN CASH	(8,568)	(14,623)	1,198

CASH, BEGINNING OF PERIOD	9,766	16,214	-

CASH, END OF PERIOD	$1,198	$1,591	$1,198

Supplemental disclosures:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying independent accountants' review report and notes to the financial statements should be read in conjunction with these Statements of Cash Flows.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2004

BASIS OF PRESENTATION

The unaudited financial statements as of March 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

NOTE 1 - GOING CONCERN

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

The Company anticipates the ability to raise additional money through Private Placement Memorandums. Additionally, the Company plans to curtail expenses so that the current cash balance will allow the company to continue to operate.

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

Plan of Operation

Since our formation on February 9, 2000 through March 31, 2004, we accumulated a deficit of $(156,799). Marine Jet's efforts have focused primarily on the development of our plan of operations, entering into agreements to utilize proprietary technology, obtaining assets to further develop a prototype Quick Jet motor and raising working capital through equity financing.

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

To fund our operations for the remaining three quarters of 2004, our management believes that our current financial resources will not be adequate to provide for our working capital needs. There are no preliminary loan agreements or understandings between us, our officers, directors or affiliates or lending institutions. We have no arrangements or commitments for accounts and accounts receivable financing. There are no plans or intentions to acquire a significant plant and/or any equipment, nor to divest any of our current assets or equipment.

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

Item 3. Controls and Procedures.

Quarterly evaluation of our disclosure controls and internal controls

Within the 90 days prior to the date of this report on Form 10-KSB, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls), and our "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO). Our CEO performs the same functions as a principal executive officer and our CFO performs the same functions as a principal financial officer. Rules adopted by the SEC require that in this section of the quarterly report we present the conclusions of our CEO and our CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

Disclosure controls and internal controls

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of controls

Our management, including our CEO and CFO, confirm that the control systems are at the "reasonable assurance" level, however, management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud as a control system. No matter how well conceived and operated, they cannot provide absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. However, upon discovery that the controls have become inadequate, they will be changed.

Scope of the Controls Evaluation

Our CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by us and the effect of the controls on the information generated for use in this quarterly report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our Internal Controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board of Directors Audit Committee and to our independent auditors and to report on related matters in this section of the quarterly report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, our CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions

Based upon the Controls Evaluation, our CEO and CFO have concluded that, our disclosure controls are effective to ensure that material information relating to us and our subsidiary is made known to management, including our CEO and CFO, particularly during the period when our periodic reports are being prepared. Our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II

Item 6.       Exhibits and Reports on Form 8-K

(a)	Exhibits	Document Description

	31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended

	32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of May, 2004.

MARINE JET TECHNOLOGY CORP. (Registrant)
BY:	/s/ Jeff Jordan
Jeff Jordan President, Principal Executive Officer, Treasurer, and Principal Financial Officer