Form 10QSB
period 2004-06-30
MARINE JET TECHNOLOGY CORP
filed 2004-08-16
CIK 1139683

=========================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to ___________

Commission File Number: 000-33297 MARINE JET TECHNOLOGY CORP. (Exact name of small business issuer as specified in its charter)

Nevada	88-0450923
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4805 158 Court NE
Redmond, Washington 98052
(Address of principal executive offices)

(425) 869-2723
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [     ]

=========================================================================

PART I.

Item 1. Financial Statements

CONTENTS
INDEPENDENT ACCOUNTANTS' REVIEW REPORT	F-1

FINANCIAL STATEMENTS:
Balance sheets	F-2
Statements of operations and accumulated deficit	F-3
Statements of cash flows	F-4
NOTES TO FINANCIAL STATEMENTS	F-5 - F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Marine Jet Technology, Corp:

We have reviewed the accompanying balance sheets of Marine Jet Technology, Corp. (a Development Stage Company incorporated in Nevada) as of June 30, 2004 and the related statements of operations and accumulated deficit for the three and six months ended June 30, 2004 and 2003 and from February 9, 2000 (date of inception) to June 30, 2004, and the statements of cash flows for the three and six months ended June 30, 2004 and 2003 and from February 9, 2000 (date of inception) to June 30, 2004. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in Note 4, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

July 27, 2004	/s/ Chavez & Koch, CPA's
Henderson, Nevada	Chavez & Koch, CPA's

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
BALANCE SHEET
AS OF JUNE 30, 2004
(UNAUDITED)
6/30/2004
ASSETS
CURRENT ASSETS:
Cash	$10,530
Total current assets	10,530

FIXED ASSETS:
Office equipment	689
Equipment and machinery	30,000
Accumulated depreciation	(17,265)
Total fixed assets	13,424

OTHER ASSETS:
Amortized Intangible Assets:
Proprietary rights agreement	1,000
Patents	55,238
Accumulated amortization	(16,375)
Total other assets	39,863
TOTAL ASSETS	$63,817

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable-shareholder	$22,153
Note payable	10,000
Total current liabilities	32,153

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 45,000,000 shares authorized 20,782,570
issued and outstanding as of 6/30/04 and 12/31/03.	20,783
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued
and outstanding as of 6/30/04 and 12/31/03.	-
Additional paid-in capital	177,595
Accumulated deficit during development stage	(166,714)
Total stockholders' equity	31,664
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$63,817

The accompanying report of independent registered public accounting firm and notes to the financial statements should be read in conjunction with this Balance Sheet.

MARINE JET TECHNOLOGY CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2004 & 2003
AND FROM INCEPTION TO JUNE 30, 2004

	UNAUDITED
	6 months ended		Inception to
	6/30/2004	6/30/2003	6/30/2004

REVENUES:	$-	$-	$-

EXPENSES:
General and administrative expenses	(15,735)	(24,657)	(137,682)
Depreciation expense	(3,033)	(3,024)	(17,264)
Amortization expense	(2,013)	(2,006)	(16,375)
TOTAL EXPENSES	(20,781)	(29,687)	(171,321)

OPERATING INCOME (LOSS)	(20,781)	(29,687)	(171,321)

Other income (expense):
Interest expense	(450)	-	(1,243)
Gain on forgiveness of debt	-	-	5,850
TOTAL OTHER INCOME (EXPENSE)	(450)	-	4,607

NET INCOME (LOSS)	(21,231)	(29,687)	(166,714)

Accumulated deficit, beginning of period	(145,483)	(103,917)	-

Accumulated deficit, end of period	$(166,714)	$(133,604)	$(166,714)

Weighted average number
of shares outstanding	20,782,570	20,732,570	19,521,138

Net income (loss) per basic shares	$(0.00)	$(0.00)	$(0.01)

Net income (loss) per diluted shares	$(0.00)	$(0.00)	$(0.01)

The accompanying report of independent registered public accounting firm and notes to the financial statements should be read in conjunction with these Statements of Operations and Accumulated Deficit.

MARINE JET TECHNOLOGY CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 & 2003
AND FROM INCEPTION TO JUNE 30, 2004

	UNAUDITED
	Six months ended		Inception to
	6/30/2004	6/30/2003	6/30/2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,231)	$(29,687)	$(166,714)
Adjustments to reconcile net loss with net cash
used in operating activites:
Depreciation and amortization	5,045	5,031	33,641
NET CASH USED IN OPERATING ACTIVITIES	(16,186)	(24,656)	(133,073)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of capital assets	-	-	(30,689)
Purchase of licensing agreement, patents	-	-	(5,458)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(36,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable-shareholder	6,950	10,000	22,153
Note payable	10,000	-	10,000
Proceeds from issuance of capital stock	-	-	118,843
Capital contributions through expenses pd. by officer	-	(636)	28,754
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,950	9,364	179,750

NET INCREASE (DECREASE) IN CASH	764	(15,292)	10,530

CASH, BEGINNING OF PERIOD	9,766	16,214	-

CASH, END OF PERIOD	$10,530	$922	$10,530

Supplemental disclosures:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying report of independent registered public accounting firm and notes to financial statements should be read in conjunction with these Statements of Cash Flows.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2004

BASIS OF PRESENTATION

The unaudited financial statements as of June 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

NOTE 1 - RECLASSIFICATIONS

Certain reclassifications have been made to the June 30, 2004 amounts to conform with the December 31, 2003 financial statements presentation. These reclassifications had no effect on net earnings. Other reclassifications have been made to describe the accounts more appropriately.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2004, an individual who is an officer, director and shareholder of the Company advanced funds to the Company. The notes bear no interest for three months and subsequently interest at 6% per annum.

Name	Balance as of 06/30/04
Jeff Jordan	$22,153

During the three months ended June 30, 2004, the Company incurred interest expense in the amount of $225. As of June 30, 2004, no payments have been made to the individual.

NOTE 3 - NOTE PAYABLE

On June 29, 2004, the Company issued a note payable to obtain $10,000 in financing. The note is due on or before December 31, 2004, and bears interest at 8% per annum.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2004

NOTE 4 - GOING CONCERN

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

Plan of Operation

Since our formation on February 9, 2000 through June 30, 2004, we accumulated a deficit of $(166,714). Marine Jet's efforts have focused primarily on the development of our plan of operations, entering into agreements to utilize proprietary technology, obtaining assets to further develop a prototype Quick Jet motor and raising working capital through equity financing.

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

To fund our operations for the remaining two quarters of 2004, our management believes that our current financial resources will not be adequate to provide for our working capital needs. There are no preliminary loan agreements or understandings between us, our officers, directors or affiliates or lending institutions. We have no arrangements or commitments for accounts and accounts receivable financing. There are no plans or intentions to acquire a significant plant and/or any equipment, nor to divest any of our current assets or equipment.

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

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting: There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits	Document Description

	31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

	32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of August, 2004.

MARINE JET TECHNOLOGY CORP. (Registrant)

BY:	/s/ Jeff Jordan
Jeff Jordan
President, Principal Executive Officer, Treasurer, and Principal Financial Officer