Form 10QSB
period 2004-09-30
MARINE JET TECHNOLOGY CORP
filed 2004-11-12
CIK 1139683

=========================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to ___________

Commission File Number: 000-33297 MARINE JET TECHNOLOGY CORP. (Exact name of small business issuer as specified in its charter)

Nevada	88-0450923
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

=========================================================================

PART I.

Item 1. Financial Statements

Table of Contents	Page
Report of Independent Registered Public Accounting Firm	F-1
Financial Statements:
Balance sheets	F-2
Statements of operations and accumulated deficit	F-3
Statement of changes in stockholders' equity	F-3 - F-4
Statements of cash flows	F-5
Notes to Financial Statements	F-6 - F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Marine Jet Technology, Corp:

We have reviewed the accompanying balance sheet of Marine Jet Technology, Corp. (a Development Stage Company incorporated in Nevada) as of September 30, 2004 and the related statements of operations and accumulated deficit for the three and nine months ended September 30, 2004 and 2003 and from February 9, 2000 (date of inception) to September 30, 2004, and the statements of cash flows for the three and nine months ended September 30, 2004 and 2003 and from February 9, 2000 (date of inception) to September 30, 2004. These interim financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in Note 5, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

October 27, 2004 Henderson, Nevada	/s/ Chavez & Koch, CPA's Chavez & Koch, CPA's

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
BALANCE SHEET
AS OF SEPTEMBER 30, 2004
(UNAUDITED) AND DECEMBER 31, 2003 (AUDITED)

	9/30/2004	12/31/2003
ASSETS
CURRENT ASSETS:
Cash	$2,220	$9,766
Total current assets	2,220	9,766

FIXED ASSETS:
Office equipment	689	689
Equipment and machinery	30,000	30,000
Accumulated depreciation	(18,798)	(14,232)
Total fixed assets	11,891	16,457

OTHER ASSETS:
Amortized Intangible Assets:
Proprietary rights agreement	1,000	1,000
Patents	55,238	55,238
Accumulated amortization	(17,392)	(14,363)
Total other assets	38,846	41,875
TOTAL ASSETS	$52,957	$68,098

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable-shareholder	$12,286	$15,203
Note payable	30,467	-
Total current liabilities	42,753	15,203

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 45,000,000 shares
authorized 21,822,570 and 20,782,570 issued and
outstanding as of 9/30/04 and 12/31/03.	21,823	20,783
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding
as of 9/30/04 and 12/31/03.	-	-
Additional paid-in capital	287,355	177,595
Accumulated deficit during development stage	(298,974)	(145,483)
Total stockholders' equity	10,204	52,895
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$52,957	$68,098

The accompanying report of independent registered public accounting firm and notes to the financial statements should be read in conjunction with these Balance Sheets.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPT. 30, 2004 & 2003
AND FROM INCEPTION TO SEPT. 30, 2004

	UNAUDITED
	3 months ended		9 months ended			Inception to
	9/30/2004	9/30/2003	9/30/2004	9/30/2003		9/30/2004

REVENUES:	$-	$-	$-	$-	$	$ -

EXPENSES:
General and administrative expenses	(129,110)	(4,204)	(144,846)	(28,861)		(266,792)
Depreciation expense	(1,533)	(1,538)	(4,565)	(4,561)		(18,797)
Amortization expense	(1,017)	(1,020)	(3,030)	(3,027)		(17,392)
TOTAL EXPENSES	(131,660)	(6,762)	(152,441)	(36,449)		(302,981)

OPERATING INCOME (LOSS)	(131,660)	(6,762)	(152,441)	(36,449)		(302,981)

Other income (expense):
Interest expense	(600)	(50)	(1,050)	(50)		(1,843)
Gain on forgiveness of debt	-	-	-	-		5,850
TOTAL OTHER INCOME (EXPENSE)	(600)	(50)	(1,050)	(50)		4,007

NET INCOME (LOSS)	(132,260)	(6,812)	(153,491)	(36,499)		(298,974)

Accumulated deficit, beginning of period	(166,714)	(133,604)	(145,483)	(103,917)		-

Accumulated deficit, end of period	$(298,974)	$(140,416)	$(298,974)	$(140,416)		$(298,974)

Weighted average number
of shares outstanding	21,250,330	20,732,570	21,094,979	20,732,570		19,640,247

Net income (loss) per basic shares	$(0.01)	$(0.00)	$(0.01)	$(0.00)		$(0.02)

Net income (loss) per diluted shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)		$(0.01)

The accompanying report of independent registered public accounting firm and notes to the financial statements should be read in conjunction with these Statements of Operations and Accumulated Deficit.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION TO SEPTEMBER 30, 2004
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

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION TO SEPTEMBER 30, 2004
(UNAUDITED)

			Additional	Accumulated	Total
		Common	Paid-in	Deficit During	Stockholders'
	Shares	Stock	Capital	Dev. Stage	Equity
Expense reimbursement to an officer &
director March 31, 2003	-	-	(635)	-	(635)

Issued for cash
December 16, 2003	50,000	50	9,950	-	10,000

Net income (loss)
December 31, 2003	-	-	-	(41,566)	(41,566)

Balance December 31, 2003	20,782,570	20,783	177,595	(145,483)	52,895

Net income (loss)
March 31, 2004	-	-	-	(11,316)	(11,316)

Balance March 31, 2004	20,782,570	20,783	177,595	(156,799)	41,579

Net income (loss)
June 30, 2004	-	-	-	(9,915)	(9,915)

Balance June 30, 2004	20,782,570	$20,783	$177,595	$(166,714)	$31,664

Issued for services
July 9, 2004	1,000,000	1,000	99,000	-	100,000

Issued for services
July 27, 2004	40,000	40	10,760	-	10,800

Net income (loss)
September 30, 2004	-	-	-	(132,260)	(132,260)

Balance September 30, 2004	21,822,570	$21,823	$287,355	$(298,974)	$10,204

The accompanying report of independent registered public accounting firm and notes to the financial statements should be read in conjunction with these Statements of Changes in Stockholders' Equity.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 & 2003
AND FROM INCEPTION TO SEPTEMBER 30, 2004

	UNAUDITED
	Three months ended		Nine months ended		Inceptionto
	9/30/2004	9/30/2003	9/30/2004	9/30/2003	9/30/2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(132,260)	$(6,812)	$(153,491)	$(36,499)	$(298,974)
Adjustments to reconcile net loss with net cash
used in operating activities:
Depreciation and amortization	2,550	2,558	7,595	7,588	36,191
Stock issued for services	110,800		110,800		110,800
(Increase) decrease in prepaid expenses	-	405		405
NET CASH USED IN OPERATING ACTIVITIES	(18,910)	(3,849)	(35,096)	(28,506)	(151,983)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of capital assets	-	-	-	-	(30,689)
Purchase of licensing agreement, patents	-	-	-	-	(5,458)
NET CASH USED IN INVESTING ACTIVITIES	-	-	-	-	(36,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable-shareholder	(9,867)	5,050	(2,917)	15,050	12,286
Note payable	20,467	-	30,467	-	30,467
Proceeds from issuance of capital stock	-	-	-	-	118,843
Capital contributions through expenses pd. by officer	-	-	-	(635)	28,754
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,600	5,050	27,550	14,415	190,350

NET INCREASE (DECREASE) IN CASH	(8,310)	1,201	(7,546)	(14,091)	2,220

CASH, BEGINNING OF PERIOD	10,530	922	9,766	16,214	-

CASH, END OF PERIOD	$2,220	$2,123	$2,220	$2,123	$2,220

Supplemental disclosures:
Interest paid	$-	$-	$-	$-	$-
Taxes paid	$-	$-	$-	$-	$-

The accompanying report of independent registered public accounting firm and notes to the financial statements should be read in conjunction with these Statements of Cash Flows.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS SEPTEMBER 30, 2004

BASIS OF PRESENTATION

The unaudited financial statements as of September 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

NOTE 1 - RECLASSIFICATIONS

Certain reclassifications have been made to the September 30, 2004 amounts to conform with the December 31, 2003 financial statements presentation. These reclassifications had no effect on net earnings. Other reclassifications have been made to describe the accounts more appropriately.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2004, the Company repaid a note from an individual who is an officer, director and shareholder of the Company.

Name	Balance as of 09/30/04
Jeff Jordan	$12,286

During the three months ended September 30, 2004, the Company incurred interest expense in the amount of $133.

NOTE 3 - NOTE PAYABLE

On August 3, 2004, the Company issued a note payable to obtain $20,000 in financing. The note is due on or before January 31, 2005, and bears interest at 8% per annum.

MARINE JET TECHNOLOGY, CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS SEPTEMBER 30, 2004

NOTE 4 - STOCKHOLDERS' EQUITY

On July 9, 2004, the Company issued 1,000,000 shares of common stock to an individual in exchange for consulting services valued at $100,000. The value of the services is based on the fair market value of the Company's stock on the date of issuance.

On July 27, 2004, the Company issued 40,000 shares of common stock to a corporation in exchange for consulting services valued at $10,800. The value of the services is based on the fair market value of the Company's stock on the date of issuance.

NOTE 5 - GOING CONCERN

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

Plan of Operation

Since our formation on February 9, 2000 through September 30, 2004, we accumulated a deficit of $(298,974). Marine Jet's efforts have focused primarily on the development of our plan of operations, entering into agreements to utilize proprietary technology, obtaining assets to further develop a prototype Quick Jet motor and raising working capital through equity financing.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of November, 2004.

MARINE JET TECHNOLOGY CORP. (Registrant)

BY:	/s/ Jeff Jordan
Jeff Jordan
President, Principal Executive Officer, Treasurer, and Principal Financial Officer