Form 10KSB
period 2004-12-31
MARINE JET TECHNOLOGY CORP
filed 2005-03-31
CIK 1139683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      [x] ANNUAL REPORT UNDER PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                         Commission File Number: 0-27551

                           MARINE JET TECHNOLOGY CORP.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Nevada                                 88-0450923
--------------------------------------------------------------------------------
       (State or other jurisdiction of                 (IRS Employer
        incorporation or organization)                Identification No.)


            936A Beachland Boulevard, Suite 13, Vero Beach, FL 32963
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (772) 231-7544
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                    Common Stock, Par Value $0.001 Per Share
                                (Title of Class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ].

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


     Issuer's revenues for its most recent fiscal year:    $0
                                                         -------

     As of March 10, 2005, 28,122,570 shares of the registrant's Common Stock were outstanding. The aggregate market value of the voting common equity held by non-affiliates (based on the closing bid price of such stock as reported on March 10, 2005 by the NASD Over-the-Counter Bulletin Board) was approximately $477,125.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

           Transitional Small Business Disclosure Format (Check One):
                                 Yes [ ] No [X]

                                TABLE OF CONTENTS

Item Number and Caption                                                         Page

PART I
Item 1.    Description of Business..............................................  1

Item 2.    Description of Properties............................................  8

Item 3.    Legal Proceedings....................................................  8

Item 4.    Submission of Matters to a Vote of Security Holders..................  8


PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.............  8

Item 6.    Management's Discussion and Analysis or Plan of Operations........... 10

Item 7.    Financial Statements................................................. 14

Item 8.    Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure................................................ 14

Item 8A.   Controls and Procedures.............................................. 14

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act................... 14

Item 10.   Executive Compensation............................................... 16

Item 11.   Security Ownership of Certain Beneficial Owners and Management....... 17

Item 12.   Certain Relationships and Related Transactions....................... 18

Item 13.   Exhibits and Reports on Form 8-K..................................... 19

Item 14.   Principal Accountant Fees and Services............................... 20

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Summary and Recent Developments

     Marine Jet Technology Corp. ("we", "us", "our", or the "Company") was incorporated in the state of Nevada on February 9, 2000. Since our inception, we have been focused on developing and marketing boat propulsion technology developed by Jeff P. Jordan. On January 11, 2005, Mr. Jordan entered into a Securities Purchase Agreement ("Purchase Agreement") with Keating Reverse Merger Fund, L.L.C. ("KRM Fund"), under which KRM Fund agreed to purchase, and Mr. Jordan agreed to sell, an aggregate of 15,306,500 shares of our common stock owned by him for a purchase price of $440,000, or $0.029 per share.

     On January 20, 2005, we entered into the Assumption Agreement with Mr. Jordan and Intellijet Marine, Inc. ("Intellijet"), a Nevada corporation that we established as a wholly-owned subsidiary. Under the Assumption Agreement, we transferred all of our assets, except for 21,822,570 shares of common stock of Intellijet and approximately $2,500 in cash, to Intellijet. Intellijet agreed to assume all of our liabilities and obligations and to indemnify us for any loss we incur with respect to the assumed liabilities. Mr. Jordan and Intellijet also agreed to release us from any and all obligations and claims whatsoever.

     On February 4, 2005, we completed the distribution of all 21,822,570 shares of common stock of Intellijet owned by us pro rata to our stockholders of record as of January 24, 2005. Pursuant to the distribution, each of our stockholders received one share of common stock of Intellijet for each one share of our common stock owned of by our stockholders on the record date. Intellijet is now an independent company and will continue to operate our former business of developing marine jet propulsion technology; supplying mechanical components under the Quick JetTM brand name; and licensing boat manufacturers to produce boats incorporating Intelllijet's systems.

     Mr. Jordan completed the sale of his Marine Jet shares to KRM Fund on February 9, 2005. Since the transfer of our marine propulsion assets and business to Intellijet, we have no material assets, liabilities or ongoing operations. Nevertheless, we believe that we may be able to recover some value for our shareholders by the adoption and implementation of a plan to seek, investigate and, if the results of the investigation warrant, effectuate a business combination with a suitable privately-held company that has both business history and operating assets. Our potential success will be primarily dependent on the efforts and abilities of our new management team, who will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction.

     Pursuant to the terms of the Purchase Agreement and effective as of February 9, 2005, Mr. Jordan resigned as our President, Treasurer and one of our directors, Martha A. Jordan, the spouse of Mr. Jordan, resigned as our Secretary and one of our directors, and Wilbur Sebree, resigned as one of our directors. Kevin R. Keating was appointed our President, Treasurer, Secretary and sole director. Concurrently, our principal executive office was moved to 936A Beachland Boulevard, Suite 13, Vero Beach, Florida 32963.

     Since our inception, we have not generated any significant revenues. We may require additional financing to execute our plan to acquire an operating company. The accompanying financial statements include a "going concern" explanatory paragraph from our accountants.


Letter of Intent

     On March 24, 2005, we entered into a Letter of Intent to acquire Antik Denim, LLC, a California limited liability company ("Antik"). Antik designs, develops, markets and distributes high fashion jeans and accessories with an Old West flair under the brand name "Antik Denim". Antik's products include jeans, jackets, belts, purses and t-shirts. Antik currently sells its products in the United States, Canada, Japan and the European Union directly to department stores and boutiques and through distribution arrangements in certain foreign jurisdictions. Antik was established in September 2004, is headquartered in Commerce, California, and maintains two showrooms in New York and Los Angeles.

     Under the transactions contemplated under the Letter of Intent, we will acquire all of the outstanding membership interests in Antik from Antik's existing members ("Antik Members"). In the exchange, we will issue shares of our common stock to Antik Members in such amount so that, immediately after giving effect to the acquisition, the Antik Members will own in the aggregate 95.8% of our issued and outstanding shares of common stock on a fully diluted basis. At the close of the transaction, it is contemplated that a new board of directors will be designated by the Antik Members and that the board will include one member to be designated by KRM Fund, LLC, our current principal stockholder. After the payment of certain transaction related fees (including the issuance of our common stock to certain finders and advisors), our current stockholders are expected to own approximately 3.8% of the issued and outstanding shares of our common stock after completion of the transaction with Antik, on a fully diluted basis.

     The completion of the acquisition is subject to the negotiation and execution of a definitive acquisition agreement, the delivery of financial statements of Antik prepared in accordance with generally accepted accounting principles in the United States of America, and the approval by our board and stockholders of the acquisition, a corporate name change, an increase in our authorized common stock and a reverse stock split to be mutually determined. Subject to the satisfaction of the above conditions and other customary conditions, the acquisition is presently expected to close in the second quarter of 2005. However, there can be no assurances that the acquisition will be completed.

History

     Prior to our inception, Mr. Jordan was granted several patents in the United States, the European Union, Australia and New Zealand. For more information, please refer to the United States Patent and Trademark Office web site at www.uspto.gov. These patents protect various elements of a marine propulsion system that Mr. Jordan had developed with Robert J. Tomlinson. Also prior to our formation, Mr. Jordan asked David L. Lyman, who owned and operated a contract-manufacturing firm, to assist in the design of a prototype engine. Mr. Lyman would assist in making the propulsion system suitable for mass production using automated equipment. Mr. Lyman owned and operated IDA, Inc. and has gone to Japan to accept awards as the top quality contract manufacturer for Mitsubishi Heavy Industries. Through IDA, Inc., Mr. Lyman supplies automotive parts machining services to Honeywell and others in the US.

     On May 19, 2000, we entered into a Proprietary Rights Agreement with Mr. Lyman, whereby we received any and all proprietary rights and future benefits derived from Mr. Lyman's design, development and work on the prototype propulsion system. Pursuant to this agreement, we issued 1,000,000 shares of our common stock to Mr. Lyman. The value of Mr. Lyman's proprietary rights was negotiated between and among Messrs. Lyman, Jordan and Tomlinson.

     On May 19, 2000, we entered into a Technology License Agreement with Messrs. Jordan and Tomlinson. In accordance with this agreement, Messrs. Jordan and Tomlinson assigned the rights to three United States patents they owned as individuals, as well as any improvements, reissues or extensions of those patents in the United States or abroad. In exchange for this patent, we issued an aggregate of 15,875,000 shares of our common stock, of which Mr. Jordan received 14,287,500 common shares and Mr. Tomlinson received 1,587,500 shares of common stock.

     In August of 2001, we purchased assets from Mr. Jordan for cash. The assets included a test boat, patterns for component castings and related equipment. During 2002 and 2003, Mr. Jordan continued to develop the prototype system in the test boat and developed various designs to improve the performance of the prototype system. This lead to the development of the Variable Marine Jet design, our second generation system, which was the subject of a PCT patent filing in December 2003.

     We developed a fully operational prototype propulsion system, now referred to as the first generation system, which has served as a testbed for further development. This system has been undergoing test, research and further development by our management. Management has been working on the controls for the system to improve the maneuverability and convenience. Although the prototype has generally met management's expectation, we were unable to retain either an independent firm or the instrumentation for management to accurately measure the performance specifications of the prototype.

     We intended to develop marine jet propulsion systems for sale and to license the rights to manufacture such systems and/or boats incorporating such technology under the name "Quick Jet." We sought to develop and market the Quick Jet technology to produce a proprietary marine jet propulsion system that offered the low-speed thrust and acceleration of a propeller drive, while retaining the safety, convenience and maneuverability of a traditional jet design.

     We intended to market our water-jet system for commercial use under the name "WorkJET." With more thrust at low boat speeds and larger load carrying capacity than previous marine engine types, our management believed that the WorkJET would operate efficiently both inshore and in heavy seas. It has the shallow draft of a jet, yet the stability, sea-keeping and dynamic breaking of a propeller in big swells. We believed that this market was ideal for our product because jet propulsion systems are preferred in the fishing industry for their shallow draft and ability to operate over nets.

     Our goal was to sell the Quick Jet system in combination with available marine motors to boat manufacturers, who would produce boats incorporating the licensed technology.

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


     Due to the length and detail of the information contained in the patent documentation, we refer readers to view these documents at the United States Patent and Trademark Office's Internet site, which can be found at www.uspto.gov. Similarly, the "Variable Marine Jet" PCT Patent Application can be found at www.espacenet.com.

     We exclusively license the rights to patents covering the operation and design of a marine propulsion system. Steps taken by us to protect these proprietary rights may not be adequate to prevent misappropriation of such rights or third parties from independently developing a functionally equivalent or superior technology. The US Patents expire as follows:

     1.   Patent 5,658,176 expires in December 2015,

     2.   Patent 5,679,035 expires in February 2016 and

     3.   Patent 5,683,276 expires in February 2016.

     Any claims that are granted under the current "Variable Marine Jet" patent application will expire in December of 2022.

     We also filed a Trademark Application with the USPTO on the "Intellijet" trade name to support the marketing of systems based on the Variable Marine Jet technology. It was published for opposition in the Official Gazette on January 11, 2005.

     In January 2005, we determined that we were unable to further pursue our business plan of developing marine jet propulsion systems for sale and licensing of the manufacturing rights without raising significant additional financing needed for further patent filings, Variable Marine Jet prototype development, marketing expenses, working capital and to fund the significant expense of operating as a public company. We were unsuccessful in raising the requisite capital to pursue our business to commercial viability for the following, among other, reasons: (i) we had minimal assets and no operating capital and had realized no revenue and substantial losses since our inception; (ii) the bid price of our common stock on the Over-The-Counter Bulletin Board (the "OTC BB") was approximately $0.04 per share; and (iii) it was impossible to raise the sizable amount of funding required to further pursue our business at the $0.04 per share bid price of our common stock without selling a disproportionate equity interest in us, thus unduly diluting the equity interests of our existing stockholders.

     On January 20, 2005, we entered into the Assumption Agreement with Mr. Jordan and Intellijet, a wholly-owned subsidiary of ours. Under the Assumption Agreement, we transferred all of our assets, except for 21,822,570 shares of common stock of Intellijet and approximately $2,500 in cash, to Intellijet. Intellijet agreed to assume all of our liabilities and obligations and to indemnify us for any loss we incur with respect to the assumed liabilities. Mr. Jordan and Intellijet also agreed to release us from any and all obligations and claims whatsoever.

     On February 4, 2005, we completed the distribution of all 21,822,570 shares of common stock of Intellijet owned by us pro rata to our stockholders of record as of January 24, 2005. Pursuant to the distribution, each of our stockholders received one share of common stock of Intellijet for each one share of our common stock owned of by our stockholders on the record date.

     Intellijet is now an independent company and will continue to operate our former business of developing marine jet propulsion technology; supplying mechanical components under the Quick JetTM brand name; and licensing boat manufacturers to produce boats incorporating Intelllijet's systems. We felt our decision to enable Intellijet to pursue our business plan as a separate and independent entity to the ultimate goal of commercial feasibility was in the best interests of our stockholders for the following, among other, reasons: (i) Intellijet would have the opportunity to raise capital to pursue its business plan without the disadvantage of having the value of the stock sold being valued at the price established or quoted on the OTC BB or another exchange or quotation system; and (ii) management of Intellijet could pursue the business plan without diverting time, effort and funds to compliance with SEC reporting requirements and other obligations associated with being a pubic, reporting company, including compliance with the requirements of the Sarbanes-Oxley Act of 2002.

     We plan to pursue and negotiate a business combination with an operating company. Ultimately, our continuation as a going concern is dependent upon the establishment of profitable operations. Because the achievement of these plans is dependent on future events, namely a business combination with an operating company, there can be no assurance that future profitable operations will occur as planned. We have entered into a Letter of Intent to acquire Antik as more fully described above, although there is no assurance that this acquisition will be completed.

Employees

     Prior to February 2005, other than our officers, Mr. and Mrs. Jordan, we had no employees. Mr. Jordan dedicated approximately 90% of his time to our operations, while Mrs. Jordan committed approximately 80% of her time to our operations.

     Since the change of control of the Company, we do not have any employees. Our sole officer and director, Kevin R. Keating, serves in such capacities without salary or bonus. Upon accepting his position as an officer and director in February 2005, we issued 1,000,000 shares of our common stock to Mr. Keating as compensation for services rendered valued at $10,000.

     In February 2005, we have entered into a contract with Vero Management, LLC ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Vero is owned and managed by Mr. Keating. We pay Vero $1,000 per month for services provided to us.

Risk Factors

     Since the transfer of our marine propulsion system assets and business to Intellijet, we have no material assets, liabilities or ongoing operations. Nevertheless, we believe that we may be able to recover some value for our shareholders by the adoption and implementation of a plan to seek, investigate and, if the results of the investigation warrant, effectuate a business combination with a suitable privately-held company that has both business history and operating assets. Our potential success will be primarily dependent on the efforts and abilities of our new management team, who will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction.

     Accordingly, an investment in our common stock involves investment risks and the possibility of the loss of an investor's entire investment. A prospective investor should evaluate all information about us and the risk factors discussed below in relation to his financial circumstances before investing in us.

         1. No Current Operating Business. We currently have no relevant operating business, revenues from operations or assets. Our business plan is to seek a merger or business combination with an operating business. We face all of the risks inherent in the investigation, acquisition, or involvement in a new business opportunity. An investor's purchase of any of our securities must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

         2. No Assurance of Success or Profitability. There is no assurance that we will acquire a suitable and favorable business opportunity in a reverse merger transaction. In addition, even if we become involved in a business opportunity, there is no assurance that the business we acquire will generate revenues or profits, or that the value of our common stock will increase as a result of the acquired business opportunity.

         3. Possible Business - Not Identified and Highly Risky. Except as otherwise discussed with respect to the Letter of Intent, we have not identified and have no commitments to enter into or acquire a specific business opportunity and therefore we can disclose the risks and hazards of a business or opportunity that we acquire only in a general manner, and cannot disclose the risks and hazards of any specific business or other opportunity that we may enter into. An investor can expect a potential business opportunity to be quite risky. Our acquisition of or participation in a business opportunity could result in a total loss to our investors and stockholders if the target business is unsuccessful. Further, any investment in us may continue to be highly illiquid.

         4. Type of Business Acquired. Except as otherwise discussed with respect to the Letter of Intent, the type of business that may be acquired is not identified. Therefore, our investors and stockholders have to rely on our management to determine which target business to pursue. There are no controlling parameters of the business to be acquired. Thus, ultimately an investment will depend on the target business and therefore investors in us will be subject to all the risks that would be associated with that selected business. Our management may have the right to approve and authorize a reverse merger transaction with a target company without obtaining the vote of the majority of our stockholders.

         5. Impracticability of Exhaustive Investigation. We have limited funds and lack full-time management which will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before we commit our limited capital and other resources to acquire a target business. Management decisions, therefore, likely will be made without detailed feasibility studies, independent analysis, market surveys, and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking to be acquired by us.

         6. Lack of Diversification. Because of our limited financial resources, it is unlikely that we will be able to diversify our acquisitions or operations. The inability to diversify our activities into more than one area will subject our investors and stockholders to economic fluctuations within a particular business or industry and therefore increase the risks associated with the investment. We only intend to acquire a single business opportunity and thus your investment will lack diversification.

         7. Possible Reliance upon Unaudited Financial Statements. We will require audited financial statements from target companies that we propose to acquire. No assurance can be given, however, that audited financials will be available at the closing of the reverse merger transaction. In cases where audited financials are unavailable, we will have to rely upon unaudited information received from target companies' management that has not been verified by outside auditors. We, at the time of acquisition, will be subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that the shell company acquires. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. But, in cases where we have completed a reverse merger transaction in reliance on unaudited financial statements and audited statements cannot subsequently be obtained, the continued ability of the post-transaction company to remain a reporting company and publicly trading will be in jeopardy and may significantly reduce the value of your investment.

         8. Investment Company Regulation. We do not intend to become classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"). We believe that we will not become subject to regulation under the Investment Act because (i) we will not be engaged in the business of investing or trading in securities, and (ii) any acquisition undertaken will result in the target company obtaining a majority interest in us. Should there be a requirement to register as an investment company, it would cause significant registration and compliance costs. Any violation of the Investment Act will subject us to materially adverse consequences. Should the SEC find that we are subject to the Investment Act, and order registration under the Investment Act, we would resist such finding and take steps to avoid such registration. Irrespective of whether the SEC or we were to prevail in such dispute about whether or not we are an investment company, however, the damages and delays would be costly.

         9. Other Regulation. Any acquisition made by us may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Foreign companies may also be considered, and be subject to similar business regulations as are applicable in the United States and also may be subject to limitations on ownership by foreign persons and entities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit our other investment opportunities. We intend to pursue potential business opportunities in foreign countries, including China, and as such, such opportunities will be subject to foreign country laws and regulations affecting foreign investment, business operations, currency exchange, repatriation of profits, and taxation, which will increase the risk of your investment.

         10. Dependence upon Management. We will be heavily dependent upon the skills, talents, and abilities of our management to implement our business plan. Our management may devote limited time to our affairs, which may be inadequate for our business, and may delay the acquisition of any business opportunity considered. Furthermore, management has little experience in seeking, investigating, and acquiring businesses and will depend upon its limited business knowledge in making decisions regarding our acquisition of a business opportunity. Because investors will not be able to evaluate the merits of possible business acquisitions by us, they should critically assess the information concerning the management.

         11. Dependence upon Outside Advisors. To supplement the business experience of management, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Some of these outside advisors may be our affiliates or their affiliated entities. The selection of any such advisors will be made by our management without any input from stockholders.

         12. Conflicts of Interest. Our management has other business interests to which they will devote primary attention. As a result, conflicts of interest may arise that can be resolved only through the exercise by them of their judgment as may be consistent with their fiduciary duties. Our management will try to resolve conflicts to the best advantage of all concerned, but there may be times when an acquisition opportunity is given to another entity to the disadvantage of our stockholders and for which there will be no recourse. It is also expected that we will engage Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of our controlling stockholder, to act as a financial advisor in connection with the reverse merger transaction for which it may earn a cash and/or equity fee.

         13. Need for Additional Financing. In all likelihood we will need additional funds to take advantage of any available acquisition business opportunity. Even if we were to obtain sufficient funds to acquire an interest in a business opportunity, we may not have sufficient capital to fully exploit the opportunity. Our ultimate success will depend upon our ability to raise additional capital at the time of the acquisition and thereafter. When additional capital may be needed, there can be no assurance that funds will be available from any source or, if available, that they can be obtained on acceptable terms.

         14. Borrowing Transactions. There is a possibility that any acquisition of a business opportunity by us will require borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This leverage could increase our exposure to larger losses. There is no assurance that any business opportunity acquired through borrowing and leverage will generate sufficient revenues to cover the related debt and expenses.

         15. No Foreseeable Dividends. We do not intend to pay any dividends. We do not foresee making any cash distributions in the manner of a dividend or otherwise.

         16. Loss of Control by Present Management and Stockholders. It is likely that any acquisition of an operating company will result in a change in control of the then current directors, officers and the stockholders. Therefore, our management prior to the acquisition will be changed to those of the target company and its stockholders, who will then control the combined company. At that time, our stockholders will be at investment risk for the decisions about the business by persons that they may not know or have any ability to influence through a board seat or by the voting mechanism of stockholders.

         17. Dilutive Effects of Issuing Additional Common Stock. In any reverse merger transaction, for tax reasons and management reasons, the owners of the target company will be issued a large number of shares of common stock which will dilute the ownership interest of our current stockholders. In addition, at the time of the reverse merger, it will be likely that there will be additional authorized but unissued shares that may be later issued by the then new management for any purpose without the consent or vote of the stockholders. The acquisition issuance and additional issuances that may occur will dilute the interests of our stockholders after the reverse merger transaction.

         18. Thinly-traded Public Market. Our securities will be very thinly traded, and the price if traded may not reflect the value of the company. Moreover, there may be a reverse split of the shares which may not reflect the value of the company either. There can be no assurance that there will be an active market for our shares either now or after we complete the reverse merger. The market liquidity will be dependant on the perception of the operating business and any steps that its management might take to bring the company to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the securities, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

         19. Possible Rule 144 Sales. The majority of our shares currently outstanding are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended (the "Act"). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of two years. Current stockholders who own 10% or more of our shares will likely be deemed an affiliate until 90 days after a reverse merger is completed with a target company. After such 90-day period, and assuming said shares have been held for more than two years, these stockholders may be able to sell their shares without volume restrictions. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of our shares, may have a depressive effect upon the price of our shares in any market that may develop.

ITEM 2. DESCRIPTION OF PROPERTIES.

     Prior to February 2005, our principal offices were located at 4805 158 Court NE, Redmond, WA 98052. We used the office space pursuant to an oral agreement with Mr. Jordan, the Company's then President. This arrangement is suitable given the limited nature of our operations. We used the space on a rent free basis.

     Since February 2005, we operated from the offices of Vero. We have a management agreement with Vero under which Vero provides us with managerial and administrative services in exchange for $1,000 per month.

     We do not own any real or personal property nor do we have any plans to acquire any real or personal property in the future. We do not own any significant business operating assets. We do not maintain any policy of insurance to insure any property or business operations.


ITEM 3. LEGAL PROCEEDINGS.

        We are not aware of any pending or threatened legal proceedings in which we are involved.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

     Our common stock is traded from time to time on the over-the-counter market, and quotations may be found in NASD's Over-the-Counter Bulletin Board. Our shares of common stock began trading on the Over-the-Counter Bulletin Board on August 22, 2003. Shares of our common stock are traded under the symbol "MJET". Our common stock trades only sporadically and has experienced in the past, and is expected to experience in the future, significant price and volume volatility. Our stock is currently available for trading on NASD's Over-the-Counter Bulletin Board. Based on information available to us, the quotations below reflect the high and low bid quotation for our stock on the Over-the-Counter Bulletin Board. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions.


      2004                              High         Low
      ----                              ----         ---
      First Quarter                     $0.12       $0.07
      Second Quarter                    $0.11       $0.07
      Third Quarter                     $0.29       $0.08
      Fourth Quarter                    $0.08       $0.04

      2003                              High         Low
      ----                              ----         ---
      First Quarter                      n/a         n/a
      Second Quarter                     n/a         n/a
      Third Quarter                     $0.00       $0.00
      Fourth Quarter                    $0.12       $0.07


     As of March 10, 2005, we had 28,122,570 shares of our common stock outstanding. There were 86 holders of record of our common stock at March 10, 2005. Our transfer agent is Pacific Stock Transfer Company, Las Vegas, Nevada.

     We have neither paid nor declared cash distributions or dividends, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all earnings, if and when generated, to finance our operations. The declaration of cash dividends in the future will be determined by the board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

Recent Sales of Unregistered Securities

     On December 16, 2003, the Company issued 50,000 shares of its common stock for cash in the amount of $10,000.

     On July 9, 2004, the Company issued 1,000,000 shares of its common stock to a consultant for services rendered to the Company with a fair value of $100,000.

     On July 27, 2004, the Company issued 40,000 shares of its common stock to a consultant for services rendered to the Company with a fair value of $10,800.

     On February 17, 2005, the Company issued 5,000,000 shares of its common stock to KRM Fund at a purchase price of $0.01 per share, for an aggregate purchase price of $50,000. The funds will provide working capital to the Company for operating expenses.

     On February 17, 2005, the Company also issued 1,000,000 shares of its common stock to Kevin R. Keating, the sole officer and director of the Company, for services rendered to the Company with a fair value of $10,000, or $0.01 per share.

     On February 17, 2005, the Company also issued 300,000 shares of its common stock to a financial consulting firm for consulting services rendered to the Company with a fair value of $3,000, or $0.01 per share.

     The Company has agreed to grant "piggyback" registration rights to KRM Fund, Kevin R. Keating and the financial consulting firm with respect to the above shares.

     In connection with the above stock issuances, the Company did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act of 1933, as amended (the "Securities Act"). Each of the purchasers fell into one or more of the categories that follow: an existing shareholder of the Company, a creditor of the Company, a current or former officer or director of the Company, a service provider to the Company, or an accredited investor with whom the Company or an affiliate of the Company had a prior business relationship. As a result, no general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, the Company relied upon one or more of the exemptions from registration including, but limited to, those contained in Sections 4(2) of the Securities Act, and in Regulation D promulgated under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements

     The following discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the consummation of acquisitions and future private and public issuances of the Company's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

     The words "we," "us" and "our" refer to the Company. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) because we are seeking to merge with an operating business which has not yet been identified, you will be unable to determine whether we will ever become profitable; and (d) other risks that are discussed in this Form 10-KSB or included in our previous filings with the Securities and Exchange Commission.

Plan of Operations

General Business Plan

     Our plan of operation is to seek a target company with which to merge or to complete a business combination. In any transaction, we will be the surviving entity, and our stockholders will retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by our stockholders will be negotiated by our management and the target company. We may also be required to pay cash and/or equity fees to third parties that advise us in connection with the merger or business combination, commonly refereed to as a reverse merger. These third party advisors may include certain affiliates of ours and their affiliated entities.

     Typically in connection with the reverse merger transaction involving us and the target company, there will be a capital funding event for the target business on a combined basis either at the time of the reverse merger or shortly thereafter. This may be a private placement by either us or the target company, if the funding event is contingent on the closing of the reverse merger. If the funding event is after the reverse merger, it will likely be a public offering or private placement of our securities. It will often be the case that the liquidity opportunity for our existing stockholders will be tied to the ability of the old and new investors of the target enterprise to have liquidity in the market for their financial investment. Therefore, our stockholders may have to continue to hold their investment or may face competition in being able to sell their shares in the post-transaction business in the public market, which may depress the price for such a volume of securities.

     We will not restrict our search to any specific business, industry or geographic location, and we may participate in a business venture of virtually any kind or nature. This discussion of our plan for acquiring an operating business is purposefully general, and it is not meant to be restrictive of the virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we will be able to participate in only one potential business venture because of our nominal assets and limited financial resources.

     We may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     We expect that the selection of a business opportunity will be complex and risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous potential targets with either sound business ideas or operations seeking the benefits of a shell company that has complied with the federal reporting requirements for public companies and is publicly trading. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. We will, however, be able to offer owners of target candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the reporting requirements under federal securities laws without incurring the cost and time required to conduct an initial public offering.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, our management who will likely engage outside advisors to assist us in this analysis. Some of these outside advisors may be affiliates of ours or their affiliated entities. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our officers and directors, or by our advisors. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we or our advisors expect to meet personally with or interview management and key personnel.

     We may also have to compensate certain advisors, finders and investment banking firms for services rendered in connection with the identification of target operating companies and the negotiation and completion of the transaction. Due to our limited resources, it is expect that all or a portion of this compensation will be in the form of our common stock or from cash provided by the target company or the funding event. Additional issuance of our common stock will have a further dilutive effect on the percentage of shares held our stockholders. Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of our controlling stockholder, will also act as a financial advisor in connection with the reverse merger transaction and will be paid a cash and/or equity fee upon the successful closing of the reverse merger.

     We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Acquisition Opportunities

     In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Our management may have the right to approve and authorize a reverse merger transaction with a target company without obtaining the vote of the majority of our stockholders. Further, upon consummation of a reverse merger transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our management, as part of the terms of the reverse merger transaction, may resign and may be replaced by new directors without a vote of our stockholders. Any and all sales of shares of our common stock may only be made in compliance with the securities laws of the United States and any applicable state.

     It is anticipated that certain securities issued by us in connection with the reverse merger would be issued in reliance upon exemptions from registration under application federal and state securities laws. In some circumstances, as a negotiated element of the reverse merger transaction, we will be asked to agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. In such a case, we will attempt to negotiate the registration of some or all of our current outstanding shares which are restricted, but there is no guarantee that this will be accomplished or, if accomplished, that the registration rights will be identical. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a reverse merger and is no longer considered an inactive company. The issuance of substantial additional securities by us in connection with the reverse merger and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. There is no assurance that such a trading market will develop.

     While the actual terms of a reverse merger transaction cannot be predicted, it is expected that the parties to any business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80 percent or more of the voting stock of the surviving entity. In such event, the equity interest retained by our current stockholders would be less than 20 percent of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity interests of our stockholders.

     In addition to the tax considerations discussed above, it is likely that in any reverse merger, and depending upon, among other things, the target company's assets and liabilities, the equity interests of our stockholders after the transaction will be a small percentage of the post-transaction company. The percentage ownership may be subject to significant reduction in the event we acquire a target company with significant assets and expectations of growth.

     We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of the acquisition agreements cannot be predicted, generally such agreements will (i) require specific representations and warranties by all of the parties; (ii) specify certain events of default and remedies therefor; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after closing; (iv) outline the manner of bearing costs, including costs associated with our attorneys and accountants; (v) set forth indemnification provisions; and (vi) include miscellaneous other terms.

     As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. Included in these requirements is the affirmative duty to file independent audited financial statements as part of a Current Report on Form 8-K, required to be filed with the SEC upon consummation of a merger or acquisition, as well as audited financial statements included in an Annual Report on Form 10-K (or Form 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure compliance with the reporting requirements under federal securities laws, or if the audited financial statements provided do not conform to the representations made by the business to be acquired, we will attempt to negotiate a provision in the definitive closing documents to void the transaction. However, there is no guarantee that we will be successful in including such a provision and, in such case, the continued ability of the post-transaction company to remain a reporting company and publicly trading may be in jeopardy.

Competition

     We are an insignificant participant among the firms which engage in the reverse merger of shell companies into an operating business. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors. As a result, we may not be able to find suitable target companies with which to complete a reverse merger transaction.

Results of Operations

Year ended December 31, 2004 as compared with December 31, 2003

     The Company generated net loss of ($159,394) for the year ended December 31, 2004, as compared with a net loss of ($41,566) for the year ended December 31, 2003. This increase in net loss is primarily comprised of an increase in general and administrative expenses of $115,980. Income tax expense was not recorded for 2004 due to the effects of cumulative net operating loss carryforwards which are available to offset taxable income.

Liquidity and Capital Resources

     A summary of the Company's operating, investing and financing activities is as follows:

                                          2004             2003

     Cash flows from:
     Operating activities               ($38,448)         ($31,016)
     Investing activities                      -                 -
     Financing activities                 29,551            24,568

     At December 31, 2004, the Company had current assets, in the form of cash, totaling $869, and current liabilities, in the form of notes payables, totaling $44,754. The Company has no long term debt. During 2004, the Company received approximately $30,000 from the issuance of short-term notes from a third party investor to fund its working capital requirements. Management considers it possible that additional funds may need to be raised, either through loans or via private placements of common stock, to sustain the Company's liquidity in the near term.

Going Concern

     The Company has sustained recurring operating losses, currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Critical Accounting Policies

      Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Deferred Taxes

     We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Management regularly reviews the Company's deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. As of December 31, 2004, the Company has established a valuation allowance equal to the net deferred tax asset, since management is unable to determine that the Company will generate sufficient future taxable income to allow it to realize the deferred tax asset.

ITEM 7. FINANCIAL STATEMENTS.

     The financial statements required by this item are filed herewith following the signature page to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On February 10, 2005, we engaged De Joya & Company as our independent certified public accountants in place of Chavez and Koch CPA's. Prior to the board's decision to engage De Joya & Company, we did not consult De Joya & Company with respect to the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-B.

     The Report of Chavez and Koch CPA's on our financial statements for the period from February 9, 2000 (date of inception) to December 31, 2003 contained no adverse opinion or disclaimer of opinion and was not qualified of modified as to uncertainty, audit scope of accounting principles. The opinion did contain a paragraph raising substantial doubt about our ability to continue as a going concern because of our operating loss and working capital deficiency. Through the present date, there has been no disagreement between us and Chavez and Koch CPA's on any matter if accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Chavez and Koch CPA's, would have caused such firm to make reference to the subject matter thereof in its report on our financial statements for such period.

      There were no disagreements with De Joya & Company, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to De Joya & Company's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

ITEM 8A. CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Effective as of February 9, 2005, in connection with a change of control of the Company, Jeff P. Jordan resigned as our President, Treasurer and one of our directors, Martha A. Jordan, the spouse of Mr. Jordan, resigned as our Secretary and one of our directors, and Wilbur Sebree, resigned as one of our directors. Kevin R. Keating was appointed our President, Treasurer, Secretary and sole director. Concurrently, our principal executive office was moved to 936A Beachland Boulevard, Suite 13, Vero Beach, Florida 32963.

     The following table sets forth the names, positions and ages of our executive officers and directors. All of our directors serve until the next annual meeting of stockholders or until their successors are elected and qualify. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors. There is no family relationship between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

                  Name                  Age                     Position                          Term
      -----------------------------  -----------  --------------------------------------   -------------------
      Kevin R. Keating (1)               65       President, Treasurer, Secretary and            1 Year
                                                  Director


     (1) Mr. Keating became President, Secretary, Treasurer, and a director effective February 9, 2005.


     Mr. Keating, sole Director, President, Secretary and Treasurer of the Company, is an investment executive and for the past nine years has been the Branch Manager of the Vero Beach, Florida, office of Brookstreet Securities Corporation. Brookstreet is a full-service, national network of independent investment professionals. Mr. Keating services the investment needs of private clients with special emphasis on equities. For more than 35 years, he has been engaged in various aspects of the investment brokerage business. Mr. Keating began his Wall Street career with the First Boston Company in New York in 1965. From 1967 through 1974, he was employed by several institutional research boutiques where he functioned as Vice President Institutional Equity Sales. From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm. Since 1982, he has been associated with a variety of firms as a registered representative servicing the needs of individual investors. Mr. Keating is also the manager and sole member of Vero Management, LLC, which has a management agreement with the Company.


Audit Committee and Audit Committee Financial Expert

     We have an audit committee and audit committee charter. Our audit committee is comprised of all of our directors, which currently consists of Kevin R. Keating. A copy of our audit committee charter is filed as an exhibit to our Annual Report filed on Form 10-KSB for the year ended December 31, 2003. We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors. Our board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. Our board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.


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

Code of Ethics

     We have adopted a corporate code of ethics. A copy of the code of ethics is filed as an exhibit to our Annual Report filed on Form 10-KSB for the year ended December 31, 2003. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprise of all of our officers and directors, which currently consists of Kevin R. Keating. The purpose of the committee is to provide assistance to our senior officers in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter is filed as an exhibit to our Annual Report filed on Form 10-KSB for the year ended December 31, 2003.

Conflicts of Interest

     Certain conflicts of interest existed at December 31, 2004 and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote their attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

     Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interests between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and conflicts of interest may arise that can be resolved only through the exercise by management their best judgment as may be consistent with their fiduciary duties. Our management will try to resolve conflicts to the best advantage of all concerned, but there may be times when an acquisition opportunity is given to another entity to the disadvantage of our stockholders and for which there will be no recourse.

     As a result of the change of control of the Company and its new plan of operations to pursue a business combination with an operating company, it is also expected that we will engage Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of our controlling stcokholder, to act as a financial advisor in connection with the reverse merger transaction for which it may earn a cash and/or equity fee.

Board Meetings and Committees

     Our directors and officers will not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. Directors may be paid their expenses, if any, of attendance at such meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated fixed compensation as director. No such payment shall preclude any director from serving us in any other capacity and receiving compensation therefor. No compensation has been paid to our directors. The Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed.

Section 16(a) Beneficial Ownership Reporting

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that directors, executive officers and persons who own more than 10% of the outstanding common stock of certain reporting companies file initial reports of ownership and reports of changes in ownership in such common stock with the Securities and Exchange Commission ("SEC"). Officers, directors and stockholders who own more than 10% of the outstanding common stock of certain reporting companies are required by the SEC to furnish such companies with copies of all
Section 16(a) reports they file. The Company is not required to comply with
Section 16(a). Accordingly, stock ownership information contained in this report is based on what is known to the Company.

ITEM 10. EXECUTIVE COMPENSATION

The following Executive Compensation Chart highlights the compensation for our executive officers. No other executive officers received salary and bonus in excess of $100,000 for the prior three fiscal years.

                                                                               Long Term Compensation
                                                                        --------------------------------------
                                                                                 Awards             Payouts
                                         Annual Compensation
------------------------------ ---------------------------------------- -------------------------- ----------- -----------------
                                                                                      Securities
        Name                                               Other        Restricted    Underlying
         and                                               Annual          Stock       Options/       LTIP        All Other
      Principal                             Bonus       Compensation     Award(s)    SARs (#) (2)  Payouts       Compensation
      Position          Year   Salary ($)     ($)           ($)             ($)                       ($)            ($)
---------------------- ------- ------------ --------- ----------------- ------------ ------------- ----------- -----------------
Kevin R. Keating        2004       N/A        N/A           N/A             N/A          N/A          N/A            N/A
(Pres., Secr., and
Treas.) (1)
---------------------- ------- ------------ --------- ----------------- ------------ ------------- ----------- -----------------
Jeff P. Jordan          2004       $0          $0            $0             N/A          N/A          N/A            N/A
(President and
Treasurer) (2)          2003       $0          $0            $0             N/A          N/A          N/A            N/A

                        2002       $0          $0            $0             N/A          N/A          N/A            N/A
---------------------- ------- ------------ --------- ----------------- ------------ ------------- ----------- -----------------
Martha A. Jordan        2004       $0          $0            $0             N/A          N/A          N/A            N/A
(Secretary) (2)
                        2003       $0          $0            $0             N/A          N/A          N/A            N/A

                        2002       $0          $0            $0             N/A          N/A          N/A            N/A
---------------------- ------- ------------ --------- ----------------- ------------ ------------- ----------- -----------------


     (1) Mr. Keating became President, Secretary, Treasurer, and a director effective February 9, 2005. On February 17, 2005, the Company issued Mr. Keating 1,000,000 shares of its common stock in consideration for services rendered by him, valued at $10,000.

     (2) Effective as of February 9, 2005, in connection with a change of control of the Company, Jeff P. Jordan resigned as our President, Treasurer and one of our directors, Martha A. Jordan, the spouse of Mr. Jordan, resigned as our Secretary and one of our directors, and Wilbur Sebree, resigned as one of our directors.

     There were no option grants to any executive officers during the fiscal year ended December 31, 2004, and no options were exercised by any executive officer during the fiscal year ended December 31, 2004.

     We did not pay any compensation to any director in 2002, 2003 and 2004.

     We terminated our non-qualified stock option plan effective February 4, 2005 and, in connection this termination, we filed a post-effective amendment to withdraw from registration any remaining shares under our current
S-8registration statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     We have set forth in the following table certain information regarding our common stock beneficially owned on March 15, 2005 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock,
(ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control of the Company. At March 15, 2005, 28,122,570 shares of our common stock were outstanding.

------------------------------------------ ------------------------------------ --------------------------------------
                  Name                     Number of Shares Beneficially Owned            Percent of Shares
------------------------------------------ ------------------------------------ --------------------------------------
Kevin R. Keating                                      1,000,000 (1)                             3.6%
936A Beachland Boulevard, Suite 13
Vero Beach, Florida 32963
------------------------------------------ ------------------------------------ --------------------------------------
Keating Reverse Merger Fund, LLC                     20,306,500 (2)                             72.2%
5251 DTC Parkway, Suite 1090
Greenwood Village, Colorado 80111
------------------------------------------ ------------------------------------ --------------------------------------
All  Executive  Officers and Directors as               1,000,000                               3.6%
a group (1 person)
------------------------------------------ ------------------------------------ --------------------------------------

     (1) On February 17, 2005, we issued 1,000,000 shares of our common stock to Kevin R. Keating, our sole officer and director, for services rendered to the Company with a fair value of $10,000. Kevin R. Keating is not affiliated with and has no equity interest in Keating Reverse Merger Fund, LLC and disclaims any beneficial interest in the shares of the Company's Common Stock owned by Keating Reverse Merger Fund, LLC.

     (2) On February 9, 2005, Mr. Jordan sold 15,306,500 shares of our common stock owned by him to Keating Reverse Merger Fund, LLC for a purchase price of $440,000. On February 17, 2005, we issued 5,000,000 shares of our common stock to Keating Reverse Merger Fund, LLC for an aggregate purchase price of $50,000. Keating Reverse Merger Fund, LLC is not owned by or affiliated with Kevin R. Keating and disclaims any beneficial interest in the shares of our Common Stock owned by Kevin
          R. Keating.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On January 20, 2005, we entered into the Assumption Agreement with Mr. Jordan and Intellijet Marine, Inc. ("Intellijet"), a Nevada corporation that we established as a wholly-owned subsidiary. Under the Assumption Agreement, we transferred all of our assets, except for 21,822,570 shares of common stock of Intellijet and approximately $2,500 in cash, to Intellijet. Intellijet agreed to assume all of our liabilities and obligations and to indemnify us for any loss we incur with respect to the assumed liabilities. Mr. Jordan and Intellijet also agreed to release us from any and all obligations and claims whatsoever. Shares of Intellijet was subsequently distributed to our stockholders and Intellijet operates as an independent company.

     On February 9, 2005, Mr. Jordan sold 15,306,500 shares of our common stock owned by him to KRM Fund for a purchase price of $440,000.

     In connection with the completion of the transactions under Assumption Agreement and the Purchase Agreement, Mr. Jordan received full payment on the remaining principal balance under certain notes issued to him by the Company.

     On February 17, 2005, we entered into a contract with Vero for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero will be paid $1,000 for each month in which services are rendered.

     On February 17, 2005, we issued 1,000,000 shares of our common stock to Kevin R. Keating, our sole officer and director, for services rendered to the Company with a fair value of $10,000.

     On February 17, 2005, we issued 5,000,000 shares of our common stock to KRM Fund for an aggregate purchase price of $50,000.

     Kevin R. Keating, is the father of the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KRM Fund, which is the majority stockholder of the Company. Keating Investments, LLC is also the managing member and 90% owner of Keating Securities, LLC, a registered broker-dealer. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, KRM Fund or Keating Securities, LLC and disclaims any beneficial interest in the shares of the Company's Common Stock owned by KRM Fund. Similarly, Keating Investments, LLC, KRM Fund and Keating Securities, LLC disclaim any beneficial interest in the shares of the Company's Common Stock currently owned by Kevin R. Keating.

     The Company has engaged Keating Securities, LLC to act as a financial advisor in connection with the reverse merger transaction for which it may earn a cash and/or equity fee.

     Other than the above transactions or otherwise set forth in this report we have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons. We are not a subsidiary of any company.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) Exhibits.

         The following exhibits are included as part of this report:


     Exhibit # Name and/or Identification of Exhibit

     2.   Plan of acquisition, reorganization, arrangement, liquidation, or
          succession                                                         [1]

          (a) Marine Jet Technology License Agreement

          (b) Amendment to Marine Jet Technology License Agreement of May 22,
          2000

          (c) Second Amendment to Marine Jet Technology License Agreement of May 22, 2000

          (d) Proprietary Rights Agreement

     3.   Articles of Incorporation & By-laws                                [1]

          (a) Articles of Incorporation of the Company filed February 9, 2000

          (b) Amendment to the Articles of Incorporation filed December 5, 2000

          (c) Amendment to the Articles of Incorporation filed January 5, 2001

          (d) By-laws of the Company adopted February 12, 2000

     10.  Material Contracts

          Office lease agreement.                                            [1]

          Assumption Agreement dated effective as of January 20, 2005, among
          Marine Jet Technology Corp.,                                       [5]
          Intellijet Marine, Inc., and Jeff P. Jordan.

          14.1 Code of Ethics [4]

          31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

          32.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

          99.1 Audit Committee Charter                                       [4]

          99.2 Disclosure Committee Charter                                  [4]

          [1] Previously filed with the SEC on October 31, 2001 and again on May 1, 2002, as an exhibit to the Company's Form 10-SB.

          [2] Previously filed with the SEC on September 13, 2002, as an exhibit to the Company's amended Form 10-SB.

          [3] Previously filed with the SEC on April 4, 2003, as an exhibit to the Company's amended Form 8-K/A.

          [4] Previously filed with the SEC on March 30, 2004, as an exhibit to the Company's Form 10-KSB. [5] Previously filed with the SEC on February 10, 2005, as an exhibit to the Company's Form 8-K.

          *    Filed as an exhibit to this report.


(b) Reports on Form 8-K.

         On October 25, 2004, the Company filed a Current Report on Form 8-K announcing the resignation of Marilyn J. Holt as a director.

         On February 10, 2005, the Company filed a Current Report on Form 8-K announcing the execution of the Assumption Agreement and the closing of the transactions resulting in a change of control of the Company.

         On February 16, 2005, the Company filed a Current Report on Form 8-K announcing the change of its certifying accountants as described more fully in Item 8 of this report.

         On February 22, 2005, the Company filed a Current Report on Form 8-K announcing the issuance of and sale of certain unregistered securities as described more fully in Item 5 of this report.

         On March 28, 2005, the Company filed a Current Report on Form 8-K announcing the execution of a Letter of Intent to acquire Antik Denim, LLC as described more fully in Item 1 of this report

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $18,354 for the fiscal year ended December 31, 2003 and $14,788 for the fiscal year ended December 31, 2004.

(2) AUDIT-RELATED FEES

     There were no fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements.

(3) TAX FEES

     There were $750 and $0 billed in each of the fiscal years ended December 31, 2003 and 2004, respectively, for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4) ALL OTHER FEES

     There were no other fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

RE-APPROVAL POLICIES AND PROCEDURES

     Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the Company's the board of directors acting as the audit committee.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MARINE JET TECHNOLOGY CORP.



Date: March 31, 2005               By: /s/ Kevin R. Keating
                                       ------------------------------------
                                       Kevin R. Keating
                                       President and Chief Executive Officer

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on March 31, 2005.

         Signatures                     Title
         ----------                     -----

         /s/ Kevin R. Keating           President (Principal Executive Officer),
         --------------------           Treasurer, Secretary (Principal
                                        Financial and Accounting
                                        Officer) and Director

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                      PAGE
                                                                                                      ----
Reports of Independent Registered Public Accounting Firm........................................F-1 to F-2

Balance Sheets - As of December 31, 2004 and 2003......................................................F-3

Statements of Operations - For the Years Ended December 31, 2004 and 2003,
      and for the Period from February 9, 2000 (Date of Inception) to December 31, 2004................F-4

Statement of Stockholders' Equity - For the Period from February 9, 2000 (Date of
      Inception) to December 31, 2004 ..........................................................F-5 to F-6

Statements of Cash Flows - For the Years Ended December 31, 2004 and 2003,
      and for the Period from February 9, 2000 (Date of Inception) to December 31, 2004................F-7

Notes to Financial Statements..................................................................F-8 to F-17

                                De Joya & Company
                   Certified Public Accountants & Consultants
                          2425 W. Horizon Ridge Parkway
                             Henderson, Nevada 89052

--------------------------------------------------------------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Marine Jet Technology, Corp.
(A Development Stage Company)
Torrance, California

We have audited the accompanying balance sheet of Marine Jet Technology, Corp.. (A Development Stage Company) as of December 31, 2004, and the related statement of operations, stockholders' equity, and cash flows for the year ended December 31, 2004 and from Inception through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marine Jet Technology, Corp. (A Development Stage Company) as of December 31, 2004, and the results of its operations and cash flows for the year ended December 31, 2004 and from Inception through December 31, 2004 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered losses from operations, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya & Company
De Joya & Company
March 17, 2005
Henderson, Nevada

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


February 4, 2004                        /s/ Chavez & Koch, CPA's
Henderson, Nevada                       Chavez & Koch, CPA's

                          MARINE JET TECHNOLOGY, CORP.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                             AS OF DECEMBER 31, 2004


                                                                                        -----------------------------
                                                                                        12/31/2004         12/31/2003
                                                                                         ---------          ---------
                                     ASSETS

CURRENT ASSETS:
     Cash                                                                                $     869          $   9,766
                                                                                         ---------          ---------
         Total current assets                                                                  869              9,766
                                                                                         ---------          ---------

ASSETS HELD FOR SALE                                                                        48,186             58,332
                                                                                         ---------          ---------

TOTAL ASSETS                                                                             $  49,055          $  68,098
                                                                                         =========          =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES ASSOCIATED WITH ASSETS HELD FOR SALE                                         $  44,754          $  15,203
                                                                                         ---------          ---------

STOCKHOLDERS' EQUITY:
     Common stock, $0.001 par value, 45,000,000 shares authorized 21,822,570 and
        20,782,570 shares issued and outstanding as of 12/31/04 and 12/31/03,
        respectively                                                                        21,823             20,783
     Preferred stock, $0.001 par value, 5,000,000 shares
        authorized, no shares issued and outstanding
        as of 12/31/04 and 12/31/03, respectively                                               --                 --
     Additional paid-in capital                                                            287,355            177,595
     Accumulated deficit during development stage                                         (304,877)          (145,483)
                                                                                         ---------          ---------
         Total stockholders' equity                                                          4,301             52,895
                                                                                         ---------          ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                 $  49,055          $  68,098
                                                                                         =========          =========

                See accompanying notes to financial statements.

                          MARINE JET TECHNOLOGY, CORP.
                          (A Development Stage Company)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                  FOR THE YEARS ENDED DECEMBER 31, 2004 & 2003
                    AND FROM INCEPTION TO DECEMBER 31, 2004

                                                            Years ended                      Inception to
                                                 ----------------------------------          ------------
                                                  12/31/2004            12/31/2003            12/31/2004
                                                 ------------          ------------          ------------
REVENUES:                                        $         --          $         --          $         --
                                                 ------------          ------------          ------------

EXPENSES:
     General and administrative expenses              147,198                31,218               269,144
     Depreciation expense                               6,098                 6,098                20,329
     Amortization expense                               4,047                 4,047                18,410
                                                 ------------          ------------          ------------
TOTAL EXPENSES                                        157,343                41,363               307,883
                                                 ------------          ------------          ------------

OPERATING LOSS                                       (157,343)              (41,363)             (307,883)
                                                 ------------          ------------          ------------

Other income (expense):
     Interest expense                                  (2,051)                 (203)               (2,844)
     Gain on forgiveness of debt                           --                    --                 5,850
                                                 ------------          ------------          ------------
TOTAL OTHER INCOME (EXPENSE)                           (2,051)                 (203)                3,006
                                                 ------------          ------------          ------------

NET LOSS                                             (159,394)              (41,566)             (304,877)
                                                 ------------          ------------          ------------
Accumulated deficit, beginning of period             (145,483)             (103,917)                   --
                                                 ------------          ------------          ------------
Accumulated deficit, end of period               $   (304,877)         $   (145,483)         $   (304,877)
                                                 ============          ============          ============

Weighted average number
     of shares outstanding                         21,277,871            20,734,625            19,752,725
                                                 ============          ============          ============

Net loss per basic shares                        $      (0.01)         $      (0.00)         $      (0.02)
                                                 ============          ============          ============

Net loss per diluted shares                      $      (0.00)         $      (0.00)         $      (0.01)
                                                 ============          ============          ============

                See accompanying notes to financial statements.

                          MARINE JET TECHNOLOGY, CORP.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       FROM INCEPTION TO DECEMBER 31, 2004

                                                                                   Additional       Accumulated         Total
                                                                    Common          Paid-in       Deficit During     Stockholders'
                                                   Shares           Stock           Capital         Dev. Stage          Equity
                                                 ----------       ----------       ----------       ----------        ----------
Issued for cash
February 11, 2000                                   105,000       $      105       $       --       $       --        $      105

Issued for cash
February 12, 2000                                 3,125,000            3,125               --               --             3,125

Issued for cash
May 18, 2000                                        100,000              100               --               --               100

Issued for proprietary rights agreement
May 19, 2000                                      1,000,000            1,000               --               --             1,000

Issued for patents
May 19, 2000                                     15,875,000           15,875           33,906               --            49,781

Expense paid for by an officer & director
December 31, 2000                                        --               --            4,790               --             4,790

Net income (loss)
December 31, 2000                                        --               --               --          (18,718)          (18,718)
                                                 ----------       ----------       ----------       ----------        ----------

Balance December 31, 2000                        20,205,000           20,205           38,696          (18,718)           40,183
                                                 ----------       ----------       ----------       ----------        ----------

504 Offering
July 31, 2001                                       527,570              528          104,986               --           105,514

Expenses paid for by an officer & director
September 30, 2001                                       --               --           11,575               --            11,575

Expenses paid for by an officer & director
December 31, 2001                                        --               --            3,179               --             3,179

Net income (loss)
December 31, 2001                                        --               --               --          (49,650)          (49,650)
                                                 ----------       ----------       ----------       ----------        ----------

Balance December 2001                            20,732,570           20,733          158,436          (68,368)          110,801
                                                 ----------       ----------       ----------       ----------        ----------

Expenses paid for by an officer & director
December 31, 2002                                        --               --            9,844               --             9,844

Net income (loss)
December 31, 2002                                        --               --               --          (35,549)          (35,549)
                                                 ----------       ----------       ----------       ----------        ----------

Balance December 31, 2002                        20,732,570           20,733          168,280         (103,917)           85,096
                                                 ----------       ----------       ----------       ----------        ----------

                See accompanying notes to financial statements.

                          MARINE JET TECHNOLOGY, CORP.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       FROM INCEPTION TO DECEMBER 31, 2004

                                                                            Additional        Accumulated         Total
                                                             Common          Paid-in         Deficit During    Stockholders'
                                            Shares           Stock           Capital          Dev. Stage         Equity
                                          ----------       ----------       ----------        ----------        ----------
Expense reimbursement to an officer
& director
March 31, 2003                                    --               --             (635)               --              (635)

Issued for cash
December 16, 2003                             50,000               50            9,950                --            10,000

Net income (loss)
December 31, 2003                                 --               --               --           (41,566)          (41,566)
                                          ----------       ----------       ----------        ----------        ----------

Balance December 31, 2003                 20,782,570           20,783          177,595          (145,483)           52,895
                                          ----------       ----------       ----------        ----------        ----------

Issued for services
July 9, 2004                               1,000,000            1,000           99,000                --           100,000

Issued for services
July 27, 2004                                 40,000               40           10,760                --            10,800

Net income (loss)
December 31, 2004                                 --               --               --          (159,394)         (159,394)
                                          ----------       ----------       ----------        ----------        ----------

Balance December 31, 2004                 21,822,570       $   21,823       $  287,355        $ (304,877)       $    4,301
                                          ==========       ==========       ==========        ==========        ==========

                See accompanying notes to financial statements.

                          MARINE JET TECHNOLOGY, CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 2004 & 2003
                    AND FROM INCEPTION TO DECEMBER 31, 2004

                                                                    Twelve months ended
                                                                 --------------------------      Inception to
                                                                12/31/2004       12/31/2003       12/31/2004
                                                                 ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                           $(159,394)       $ (41,566)       $(304,877)
     Adjustments to reconcile net loss with net cash
         used in operating activites:
           Depreciation and amortization                            10,146           10,145           38,742
           Stock issued for services                               110,800                           110,800
           (Increase) decrease in prepaid expenses                      --              405               --
                                                                 ---------        ---------        ---------
NET CASH USED IN OPERATING ACTIVITIES                              (38,448)         (31,016)        (155,335)
                                                                 ---------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of capital assets                                         --               --          (30,689)
     Purchase of licensing agreement, patents                           --               --           (5,458)
                                                                 ---------        ---------        ---------
NET CASH USED IN INVESTING ACTIVITIES                                   --               --          (36,147)
                                                                 ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Note payable-shareholder                                       (1,523)          15,203           13,680
     Notes payable                                                  31,074               --           31,074
     Proceeds from issuance of capital stock                            --            9,365          118,843
     Capital contributions through expenses pd. by officer              --               --           28,754
                                                                 ---------        ---------        ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           29,551           24,568          192,351
                                                                 ---------        ---------        ---------

NET INCREASE (DECREASE)  IN CASH                                    (8,897)          (6,448)             869

CASH, BEGINNING OF PERIOD                                            9,766           16,214               --
                                                                 ---------        ---------        ---------

CASH, END OF PERIOD                                              $     869        $   9,766        $     869
                                                                 =========        =========        =========

Supplemental disclosures:
     Interest paid                                               $      --        $      --        $     590
                                                                 =========        =========        =========
     Taxes paid                                                  $      --        $      --        $      --
                                                                 =========        =========        =========

                See accompanying notes to financial statements.

                          MARINE JET TECHNOLOGY, CORP.
                          (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004

NOTE 1 - ORGANIZATION AND BACKGROUND

Marine Jet Technology, Corp. was incorporated in the State of Nevada on February 9, 2000. The company was formed to develop and market a boat propulsion technology developed by the President of the Company. The Company currently has minimal operations and in accordance with SFAS #7, the Company is considered a development stage company.

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

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, and accounts and notes payable, are carried at cost which approximates their fair value because of the short-term nature of these financial instruments.

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

         Office equipment                                     7 years
         Equipment and machinery                              5 years

Depreciation for the periods ended December 31, 2004, and December 31, 2003 was $6,098 and $6,098, respectively.

                          MARINE JET TECHNOLOGY, CORP.
                          (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share Calculations

Basic earnings per common share ("EPS") are computed by dividing income available to common stockholders by the weighed-average number of common shares outstanding for the period. The weighed-average number of common shares outstanding for computing basic EPS was 21,277,871 and 20,734,625 for the periods ended December 31, 2004 and 2003, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of December 31, 2004 and 2003, the Company had no outstanding securities that could have a dilutive effect on the outstanding common stock.

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

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes" ("SFAS No. 109"), which require the use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in periods in which the deferred tax assets and liabilities are expected to be settled or realized. Currently there are no federal income taxes due.

                          MARINE JET TECHNOLOGY, CORP.
                          (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company is in the process of developing and implementing accrual based revenue recognition policies.

Advertising Costs

Advertising costs are charged to operations when incurred. No advertising costs have been incurred as of November 30, 2004.

Selling, General and Administrative Expenses

Selling, general and administrative costs are charged to operations when incurred. Selling, general and administrative costs were $147,198 and $31,218 for the years ended December 31, 2004 and 2003, respectively.

                              2004           2003
                            --------       --------
Advertising                 $     --       $     --
Bank charges                     182            100
Legal fees                    11,971         12,409
Licenses and permits             464            185
Miscellaneous expense            500            405
Professional fees            134,081         18,119
                            --------       --------
                            $147,198       $ 31,218
                            ========       ========

                          MARINE JET TECHNOLOGY, CORP.
                          (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004

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

                          MARINE JET TECHNOLOGY, CORP.
                          (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004

NOTE 3 - ASSETS HELD FOR SALE AND ASSOCIATED LIABILITIES

As discussed in Note 10, the Company entered into an Assumption Agreement with its principal stockholder whereby all assets (except for cash) and liabilities were transferred to a newly formed subsidiary, Intellijet Marine, Inc., which subsidiary was subsequently spun-off to the shareholders of the Company. Since the Company has not commenced operations and has been considered a development stage company since inception, the spin-off of Intellijet Marine, Inc. has been considered as a sale of assets rather than discontinued operations. Accordingly, the Company has classified all assets and liabilities associated with the spin-off as assets held for sale and liabilities associated with assets held for sale as of December 31, 2004 and 2003 in the accompanying balance sheets. The following is a composition of the assets held for sale and liabilities associated with assets held for sale as of December 31, 2004 and 2003:

                                       2004            2003
                                     --------        --------
ASSETS

Fixed assets:
  Office equipment                   $    689        $    689
  Equipment and machinery              30,000          30,000
  Accumulated depreciation            (20,331)        (14,232)
                                     --------        --------
    Total fixed assets, net            10,358          16,547

Other assets:

  Proprietary rights agreement          1,000           1,000
  Patents                              55,238          55,238
  Accumulated amortization            (18,410)        (14,363)
                                     --------        --------
    Total other assets                 37,828          41,875
                                     --------        --------

Total assets                         $ 48,186        $ 58,332
                                     ========        ========

LIABILITIES

Current liabilities:
  Notes payable                      $ 31,074        $     --
  Notes payable - shareholder          13,680          15,203
                                     --------        --------
    Total current liabilities          44,754          15,203
                                     --------        --------

Total liabilities                    $ 44,754        $ 15,203
                                     ========        ========

                          MARINE JET TECHNOLOGY, CORP.
                          (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004

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

On May 19, 2000, the Company issued 1,000,000 shares of its $0.001 par value common stock as consideration for a "Proprietary Rights Agreement" valued at $1,000 (See Note 3). Of the total amount received, $1,000 is considered common stock and $0 is considered additional paid-in capital.

On May 19, 2000, the Company issued 15,875,000 shares of its $0.001 par value common stock as consideration for a "Patent Licensing Agreement" valued at $55,238 (See Note 3). Of the total amount received, $15,875 is considered common stock and $33,906 is considered additional paid-in capital.

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

                          MARINE JET TECHNOLOGY, CORP.
                          (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004

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

On December 16, 2003, the Company issued 50,000 shares of its $0.001 par value common stock for cash in the amount of $10,000. Of the total amount received, $50 is considered common stock and $9,950 is considered additional paid-in capital.

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

For the periods ended December 31, 2004 and December 30, 2003, the Company had 21,822,570 and 20,782,570 shares of common stock issued and outstanding, respectively.

NOTE 5 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock that are not disclosed on the balance sheets.

                          MARINE JET TECHNOLOGY, CORP.
                          (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004

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

On June 13, 2003, the Company executed a 3-month Note Payable to a shareholder in the amount of $10,000. Interest on the note has been accrued at an annual rate of 6% according to the note agreement until the principal amount of the note was repaid on August 11, 2004.

On August 12, 2003, the Company executed a 3-month Note Payable to a shareholder in the amount of $5,000 that has not been paid on its maturity date. Although the note holder has not called the note, the Company is in default on the note agreement. Interest on the note has been accrued at an annual rate of 6% according to the note agreement.

During the twelve months ended December 31, 2004, an individual who is an officer, director, and shareholder of the Company advanced funds to the Company and was subsequently repaid for portions of prior advances. The notes bear no interest for three months and subsequently accrue interest at 6% per annum.

Name                       Balance as of 12/31/04
----                       ----------------------

Jeff Jordan                $13,680

During the twelve months ended December 31, 2004, the Company incurred interest expense in the amount of $815 on related party loans.

                          MARINE JET TECHNOLOGY, CORP.
                          (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004

NOTE 7 - INCOME TAXES

As of December 31, 2004, the Company has a net operating loss carry forward of approximately $304,877 for tax purposes, which will be available to offset future taxable income. If not used, this carry forward will expire between the years 2020 and 2024.

The deferred tax asset relating to the net operating loss carry forward of approximately $102,152 has been fully reserved at December 31, 2004.

NOTE 8 - RECLASSIFICATIONS

Certain reclassifications have been made to the December 31, 2004 amounts to conform with the December 31, 2003 financial statements presentation. These reclassifications had no effect on net earnings. Other reclassifications have been made to describe the accounts more appropriately.

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

                          MARINE JET TECHNOLOGY, CORP.
                          (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004

NOTE 10 - SUBSEQUENT EVENTS

     On January 11, 2005, the Company's principal stockholder entered into a Securities Purchase Agreement ("Purchase Agreement") with Keating Reverse Merger Fund, LLC ("KRM Fund"), under which KRM Fund agreed to purchase 15,306,500 shares of common stock for a purchase price of $440,000.

     On January 20, 2005, the Company entered into the Assumption Agreement with its principal stockholder and Intellijet Marine, Inc. ("Intellijet"), a Nevada corporation that the Company established as a wholly-owned subsidiary. Under the Assumption Agreement, the Company transferred all of its assets, except for 21,822,570 shares of common stock of Intellijet and approximately $2,500 in cash, to Intellijet. Intellijet agreed to assume all of the Company's liabilities and obligations and to indemnify the Company for any loss it incurred with respect to the assumed liabilities. The principal stockholder and Intellijet also agreed to release the Company from any and all obligations and claims whatsoever.

     On February 4, 2005, the Company completed the distribution of all 21,822,570 shares of common stock of Intellijet owned by it pro rata to the Company's stockholders of record as of January 24, 2005. Pursuant to the distribution, each of the Company's stockholders received one share of common stock of Intellijet for each one share of the Company's common stock owned of by them on the record date. Intellijet is now an independent company and will continue to operate the Company's former business of developing marine jet propulsion technology; supplying mechanical components under the Quick JetTM brand name; and licensing boat manufacturers to produce boats incorporating Intelllijet's systems.

     The transactions under the Purchase Agreement were completed on February 9, 2005. Since the transfer of the Company's propulsion assets and business to Intellijet, the Company has no material assets, liabilities or ongoing operations. Nevertheless, the Company believes that it may be able to recover some value for its shareholders by the adoption and implementation of a plan to seek, investigate and, if the results of the investigation warrant, effectuate a business combination with a suitable privately-held company that has both business history and operating assets.

     On February 17, 2005, the Company issued 5,000,000 shares of its common stock to KRM Fund at a purchase price of $0.01 per share, for an aggregate purchase price of $50,000. The funds will provide working capital to the Company for operating expenses.

     On February 17, 2005, the Company also issued 1,000,000 shares of its common stock to Kevin R. Keating, the sole officer and director of the Company, for services rendered to the Company with a fair value of $10,000, or $0.01 per share.

                          MARINE JET TECHNOLOGY, CORP.
                          (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004

NOTE 10 - SUBSEQUENT EVENTS (CONTINUED)

     On February 17, 2005, the Company also issued 300,000 shares of its common stock to a financial consulting firm for consulting services rendered to the Company with a fair value of $3,000, or $0.01 per share.

     On March 24, 2005, the Company entered into a Letter of Intent to acquire Antik Denim, LLC, a California limited liability company ("Antik"). Antik is a designer of highly-detailed antiquated and vintage denim and related apparel with an Old West flair. Antik currently sells its products through showrooms located in New York and Los Angeles as well as fine retail stores located in Japan and the European Union. The Company was established in September 2004 and is headquartered in Commerce, California.

     Under the transactions contemplated under the Letter of Intent, the Company will acquire all of the outstanding membership interests in Antik from Antik's existing members ("Antik Members"). In the exchange, the Company will issue shares of its common stock to Antik Members in such amount so that, immediately after giving effect to the acquisition, the Antik Members will own in the aggregate 95.8% of the Company's issued and outstanding shares of common stock on a fully diluted basis. After the payment of certain transaction related fees (including the issuance of the Company's common stock to certain finders and advisors), the current stockholders of the Company are expected to own approximately 3.8% of the issued and outstanding common stock after completion of the transaction with Antik.

     Completion of the acquisition is subject to the negotiation and execution of a definitive acquisition agreement, the delivery of financial statements of Antik prepared in accordance with generally accepted accounting principles in the United States of America, and the approval by Antik's board and stockholders of the acquisition, a corporate name change, an increase in the Company's authorized common stock and a reverse stock split to be mutually determined. There can be no assurances that these conditions will be satisfied or that the acquisition will be completed.

                                  Exhibit Index

        Exhibit
        Number                     Description of Exhibit
        ------                     ----------------------

          31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32 Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.