Form 10QSB
period 2005-03-31
MARINE JET TECHNOLOGY CORP
filed 2005-04-29
CIK 1139683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2005

                         COMMISSION FILE NUMBER: 0-27551


                           MARINE JET TECHNOLOGY CORP.
        (Exact name of small business issuer as specified in its charter)


                       NEVADA                           88-0450923
         (State or other jurisdiction of     (IRS Employer Identification No.)
          incorporation or organization)


            936A BEACHLAND BOULEVARD, SUITE 13, VERO BEACH, FL 32963
                    (Address of principal executive offices)

                                 (772) 231-7544
                           (Issuer's telephone number)


      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                YES _X_   NO __.

      As of April 15, 2005, 28,122,570 shares of the registrant's common stock were outstanding.

           Transitional Small Business Disclosure Format (Check One):
                               Yes ___   No _X_

                                TABLE OF CONTENTS

                                                                          Page

PART I    Financial Information

Item 1.   Financial Statements

          Accountants' Review Report                                        1

          Balance Sheets                                                    2

          Statements of Operations and Accumulated Deficit                  3

          Statement of Changes in Stockholders' Equity                     4-5

          Statements of Cash Flows                                          6

          Notes to Financial Statements                                   7-10

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       11-22

Item 3.   Controls and Procedures                                          23


PART II   Other Information

Item 1.   Legal Proceedings                                                24

Item 2.   Changes in Securities and Use of Proceeds                        24

Item 3.   Defaults upon Senior Securities                                  24

Item 4.   Submission of Matters to a Vote of Security Holders              24

Item 5.   Other information                                                24

Item 6.   Exhibits and Reports on Form 8-K                                24-25

                                     PART I


ITEM 1.       FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Marine Jet Technology, Corp:

We have reviewed the accompanying balance sheet of Marine Jet Technology, Corp. (a Development Stage Company) as of March 31, 2005 and the related statements of operations and accumulated deficit for the three months ended March 31, 2005 and 2004 and from February 9, 2000 (date of inception) to March 31, 2005, and the statements of cash flows for the three months ended March 31, 2005 and 2004 and from February 9, 2000 (date of inception) to March 31, 2005. These interim financial statements are the responsibility of the Company's management.

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

/s/ De Joya & Company
De Joya & Company
Henderson, Nevada

                           MARINE JET TECHNOLOGY CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                   AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

                                                                (Unaudited)      (Audit)
                                                                 March 31,     December 31,
                                                                    2005           2004
                                                                ---------      ---------
ASSETS
CURRENT ASSETS
     Cash                                                       $  86,018      $     869
                                                                ---------      ---------

         Total current assets                                      86,018            869

ASSETS HELD FOR SALE                                                   --         48,186
                                                                ---------      ---------

         TOTAL ASSETS                                           $  86,018      $  49,055
                                                                =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Liabilities associated with assets held for sale           $      --      $  44,754
     Accounts payable                                              15,379             --
     Deposit liability                                             50,000             --
     Short-term loan payable                                        2,500             --
                                                                ---------      ---------

         Total current liabilities                                 67,879         44,754

STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value, 5,000,000 shares
         authorized; no shares issued or outstanding as of
         March 31, 2005 and December 31, 2004, respectively            --             --
     Common stock, $0.001 par value, 45,000,000 shares
         authorized; 28,122,570 and 21,822,570 issued and
         outstanding as of March 31, 2005 and December 31,
         2004, respectively                                        28,123         21,823
     Additional paid-in capital                                   344,055        287,355
     Accumulated deficit during development stage                (354,039)      (304,877)
                                                                ---------      ---------

         Total stockholders' equity                                18,139          4,301
                                                                ---------      ---------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  86,018      $  49,055
                                                                =========      =========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                           MARINE JET TECHNOLOGY CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                      AND FROM INCEPTION TO MARCH 31, 2005
                                   (UNAUDITED)

                                                             Three months ended            Inception to
                                                      March 31, 2005    March 31, 2004    March 31, 2005
                                                       ------------      ------------      ------------
REVENUES                                               $         --      $         --      $         --

EXPENSES
     General and administrative expenses                    132,253            11,091           440,136
                                                       ------------      ------------      ------------

         TOTAL EXPENSES                                     132,253            11,091           440,136
                                                       ------------      ------------      ------------

OTHER INCOME (EXPENSE)
     Gain from disposal of Marine Jet
         technology related assets and liabilities           83,091                --            83,091
     Interest expense                                            --              (225)           (2,844)
     Gain on forgiveness of debt                                 --                --             5,850
                                                       ------------      ------------      ------------

         TOTAL OTHER INCOME (EXPENSE)                        83,091              (225)           86,097
                                                       ------------      ------------      ------------

NET LOSS                                                    (49,162)          (11,316)         (354,039)

Accumulated deficit, beginning of period                   (304,877)         (145,483)               --
                                                       ------------      ------------      ------------

Accumulated deficit, end of period                     $   (354,039)     $   (156,799)     $   (354,039)
                                                       ============      ============      ============

Weighted average number of shares
     Outstanding                                         25,182,570        20,782,570        19,971,895
                                                       ============      ============      ============

Net loss per basic shares                              $         --      $         --      $      (0.02)
                                                       ============      ============      ============

Net loss per diluted shares                            $         --      $         --      $      (0.02)
                                                       ============      ============      ============



     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                           MARINE JET TECHNOLOGY CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        FROM INCEPTION TO MARCH 31, 2005
                                   (UNAUDITED)

                                                                                           Accumulated
                                                                            Additional   Deficit During       Total
                                                              Common         Paid-in       Development    Stockholders'
                                               Shares          Stock         Capital          Stage          Equity
                                             ----------     ----------     ----------      ----------      ----------
Issued for cash, February 11, 2000              105,000     $      105     $       --      $       --      $      105

Issued for cash, February 12, 2000            3,125,000          3,125             --              --           3,125

Issued for cash, May 18, 2000                   100,000            100             --              --             100

Issued for proprietary rights agreement,
     May 19, 2000                             1,000,000          1,000             --              --
                                                                                                                1,000

Issued for patents, May 19, 2000             15,875,000         15,875         33,906              --          49,781

Expense paid for by an officer and
     director, December 31, 2000                     --             --          4,790              --           4,790

Net loss, December 31, 2000                          --             --             --         (18,718)        (18,718)
                                             ----------     ----------     ----------      ----------      ----------

Balance, December 31, 2000                   20,205,000         20,205         38,696         (18,718)         40,183

504 Offering, July 31, 2001                     527,570            528        104,986              --         105,514

Expenses paid for by an officer and
     director, September 30, 2001                    --             --         11,575              --          11,575

Expenses paid for by an officer and
     director, December 31, 2001                     --             --          3,179              --           3,179

Net loss, December 31, 2001                          --             --             --         (49,650)        (49,650)
                                             ----------     ----------     ----------      ----------      ----------

Balance, December 31, 2001                   20,732,570         20,733        158,436         (68,368)        110,801

Expenses paid for by an officer and
     director, December 31, 2002                     --             --          9,844              --           9,844

Net loss, December 31, 2002                          --             --             --         (35,549)        (35,549)
                                             ----------     ----------     ----------      ----------      ----------

Balance, December 31, 2002                   20,732,570         20,733        168,280        (103,917)         85,096

Expense reimbursement to an officer
     and director, March 31, 2003                    --             --           (635)             --            (635)

Issued for cash, December 16, 2003               50,000             50          9,950              --          10,000

Net loss, December 31, 2003                          --             --             --         (41,566)        (41,566)
                                             ----------     ----------     ----------      ----------      ----------

Balance, December 31, 2003                   20,782,570         20,783        177,595        (145,483)         52,895


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                           MARINE JET TECHNOLOGY CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        FROM INCEPTION TO MARCH 31, 2005
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                                         Accumulated
                                                                          Additional   Deficit During       Total
                                                            Common         Paid-in       Development    Stockholders'
                                             Shares          Stock         Capital          Stage          Equity
                                           ----------     ----------     ----------      ----------      ----------
Issued for services, July 9, 2004           1,000,000     $    1,000     $   99,000     $       --      $  100,000

Issued for services, July 27, 2004             40,000             40         10,760             --          10,800

Net loss, December 31, 2004                        --             --             --       (159,394)       (159,394)
                                           ----------     ----------     ----------     ----------      ----------

Balance, December 31, 2004                 21,822,570         21,823        287,355       (304,877)          4,301

Issued for cash, February 17, 2005          5,000,000          5,000         45,000             --          50,000

Issued for services, February 17, 2005      1,300,000          1,300         11,700             --          13,000

Net loss, March 31, 2005                           --             --             --        (49,162)        (49,162)
                                           ----------     ----------     ----------     ----------      ----------

Balance, March 31, 2005                    28,122,570     $   28,123     $  344,055     $ (354,039)     $   18,139
                                           ==========     ==========     ==========     ==========      ==========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                           MARINE JET TECHNOLOGY CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                      AND FROM INCEPTION TO MARCH 31, 2005
                                   (UNAUDITED)

                                                         Three months ended           Inception to
                                                 March 31, 2005    March 31, 2004    March 31, 2005
                                                  ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                     $    (49,162)     $    (11,316)     $   (354,039)
     Adjustments to reconcile net loss to net
         cash provided (used) by operating
         activities:
              Gain on disposal of assets               (83,091)               --           (83,091)
              Stock issued for services                 13,000                --           123,800
              Deposit liability                         50,000                --            50,000
              Depreciation and amortization                633             2,523            39,375
              Increase in accounts payable              15,379                --            15,379
              Increase in accrued expenses              85,642                --            85,642
              Increase in interest payable                 248               225             3,002
                                                  ------------      ------------      ------------

     NET CASH FLOWS PROVIDED (USED) BY
         OPERATING ACTIVITIES                           32,649            (8,568)         (119,932)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of capital assets                             --                --           (30,689)
     Purchase of licensing agreement, patents               --                --            (5,458)
                                                  ------------      ------------      ------------

     NET CASH FLOWS USED BY INVESTING
         ACTIVITIES                                         --                --           (36,147)

CASH FLOWS FROM FINANCING ACTIVITIES
     Note payable - shareholder                             --                --            12,000
     Notes payable                                          --                --            30,000
     Short-term loan payable                             2,500                --             2,500
     Proceeds from issuance of capital stock            50,000                --           168,843
     Capital contributions through expenses
         paid by officer                                    --                --            28,754
                                                  ------------      ------------      ------------

     NET CASH PROVIDED BY FINANCING
         ACTIVITIES                                     52,500                --           242,097

NET INCREASE (DECREASE) IN CASH                         85,149            (8,568)           86,018

CASH, BEGINNING OF PERIOD                                  869             9,766                --
                                                  ------------      ------------      ------------

CASH, END OF PERIOD                               $     86,018      $      1,198      $     86,018
                                                  ============      ============      ============

Supplemental disclosures:

     Interest paid                                $         --      $         --      $         --
                                                  ============      ============      ============
     Taxes paid                                   $         --      $         --      $         --
                                                  ============      ============      ============


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                           MARINE JET TECHNOLOGY CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

1. BASIS OF PRESENTATION

The financial statements as of March 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2004 audited financial statements and notes thereto.

2. RECENT DEVELOPMENTS

On January 11, 2005, Mr. Jeff P. Jordan entered into a Securities Purchase Agreement with Keating Reverse Merger Fund, L.L.C., ("KRM Fund") under which KRM Fund agreed to purchase, and Mr. Jordan agreed to sell, an aggregate of 15,306,500 shares of common stock of Marine Jet Technology Corp. (the "Company") owned by Mr. Jordan for a purchase price of $440,000, or $0.029 per share. Mr. Jordan resigned as our President and Treasurer and a director of the Company effective February 9, 2005.

On January 20, 2005, the Company entered into an Assumption Agreement with Mr. Jordan and Intellijet Marine, Inc., a Nevada corporation ("Intellijet") that was then the Company's wholly-owned subsidiary. Under the Assumption Agreement, the Company transferred all of its assets, except for 21,822,570 shares of common stock of Intellijet and approximately $2,500 in cash, to Intellijet. Intellijet agreed to assume all of the Company's liabilities and obligations and to indemnify it for any loss the Company incurs with respect to the assumed liabilities. Mr. Jordan and Intellijet also agreed to release the Company from any and all obligations and claims whatsoever.


On February 4, 2005, the Company completed the distribution of all 21,822,570 shares of common stock of Intellijet owned by it pro rata to the Company's stockholders of record as of January 24, 2005. Pursuant to the distribution, each of the Company's stockholders received one share of common stock of Intellijet for each one share of common stock of the Company owned by the stockholder. Intellijet will continue to operate its business of developing marine jet propulsion technology; supplying mechanical components under the Quick JetTM brand name; and licensing boat manufacturers to produce boats incorporating Intellijet's systems.


As more fully described in Footnote 3, the distribution of Intellijet shares to the Company's stockholders has been accounted for as a disposal of assets. Since the Company has not commenced operations and has been considered a development stage company since inception, the spin-off of Intellijet Marine, Inc. has been considered as a disposal of assets rather than discontinued operations.

                           MARINE JET TECHNOLOGY CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004


3. DISPOSAL OF ASSETS

As described in Footnote 2, the Company disposed of its existing assets in February 2005 through a distribution of Intellijet shares by the Company to its stockholders. This transaction has been accounted for as a disposal of assets rather than discontinued operations since the Company is a development stage company and is not considered to have begun operations. The excess of liabilities of Intellijet (including those liabilities assumed by Intellijet under the Assumption Agreement) over the adjusted basis of the assets owned by Intellijet (including those assets transferred to Intellijet under the Assumption Agreement) was recorded as a gain on disposal of assets and liabilities.

The following is a summary of the assets and liabilities of Marine Jet, which are included in the gain on disposal of assets and liabilities at the distribution date:

Assets transferred:

         Office Equipment                                $     689
         Machinery                                          30,000
         Less accumulated depreciation                     (20,964)
         Patents                                            55,238
         Property rights                                     1,000
         Less accumulated amortization                     (18,410)
                                                           -------

         Net assets transferred                             47,553

Liabilities assumed:

         Accrued expenses                                   85,641
         Notes payable shareholders                         13,749
         Notes payable                                      31,254
                                                          --------

         Total liabilities assumed                         130,644
                                                          --------

         Net gain on disposal of operations              $  83,091
                                                          ========


Following completion of the transactions under the Assumption Agreement and the distribution of Intellijet shares to the Company's stockholders, the Company has no material assets, liabilities or ongoing operations. Nevertheless, the Company's management believes that it may be able to recover some value for its shareholders by the adoption and implementation of a plan to seek, investigate and, if the results of the investigation warrant, effectuate a business combination with a suitable privately-held company that has both business history and operating assets.

                           MARINE JET TECHNOLOGY CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004


4. GOING CONCERN

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

5. EXCHANGE AGREEMENT

On April 14, 2005, the Company entered into the Exchange Agreement with Antik Denim, LLC ("Antik"), the Antik members, and KRM Fund. Under the Exchange Agreement, the Company will, at closing of the exchange transaction ("Closing"), acquire all of the outstanding membership interests of Antik (the "Interests") from the Antik members, and the Antik members will contribute all of their Interests to the Company. In exchange, the Company will issue to the Antik members 843,027 shares of its Series A Convertible Preferred Stock, par value $0.001 per share ("Preferred Shares"), which will be convertible into
708,984,875 shares of its common stock ("Conversion Shares"). Following completion of the exchange transaction, Antik will become a wholly-owned subsidiary of the Company. There can be no assurance that the exchange transaction will be completed.

Under the terms of the Exchange Agreement, all of the outstanding Interests will be exchanged for 843,027 Preferred Shares. Each Preferred Share will be convertible into 841 shares of our common stock (the "Conversion Rate"). The Preferred Shares will immediately and automatically be converted into shares of our common stock (the "Mandatory Conversion") upon the approval by a majority of the Company's stockholders (voting together on an as-converted-to-common-stock basis), following the exchange transaction, of an increase in the number of authorized shares of the Company's common stock from 45,000,000 to 75,000,000, and a 1 for 29 reverse stock split of the Company's outstanding common stock ("Reverse Split").

The holders of Preferred Shares will be entitled to vote together with the holders of the common stock, as a single class, upon all matters submitted to holders of common stock for a vote. Each Preferred Share will carry a number of votes equal to the number of shares of common stock issuable in the Mandatory Conversion based on the then applicable Conversion Rate. As such, immediately following the exchange transaction, the Antik members will own 95.8% of the total combined voting power of all classes of our stock entitled to vote.

Upon Mandatory Conversion of the Preferred Shares, and subject to an adjustment of the Conversion Rate as a result of the Reverse Split, the Antik members will, in the aggregate, receive approximately 24,447,783 shares of our common stock, representing 95.80% of the outstanding shares of the Company's common stock immediately following the Mandatory Conversion. The existing stockholders of the Company will, following the Mandatory Conversion and Reverse Split, own approximately 969,745 shares of common stock, representing 3.8% of the outstanding shares of common stock. Subject to completion of the Closing, the Company will also issue a finder approximately 102,079 shares of its common stock on a post-Reverse Split basis, representing 0.4% of the outstanding shares of common stock.

At or prior to the Closing, the Company will also enter into a certain financial advisory agreement with Keating Securities, LLC ("Keating Securities"), a registered broker-dealer, under which Keating Securities will be compensated by the Company for its advisory services rendered to the Company in connection with the exchange transaction. The transaction advisory fee will be $350,000 and will be subject to and paid at the Closing.

                           MARINE JET TECHNOLOGY CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004


5. EXCHANGE AGREEMENT (continued)

In connection with the Exchange Agreement, the Company has received an advance deposit of $50,000 which is shown as a deposit liability in the accompanying financial statements.

Antik designs, develops, markets and distributes high fashion jeans and accessories with a western flair under the brand name "Antik Denim". Antik's products include jeans, jackets, belts, purses and t-shirts. Antik currently sells its products in the United States, Canada, Japan and the European Union directly to department stores and boutiques and through distribution arrangements in certain foreign jurisdictions. Antik was established in September 2004, is headquartered in Commerce, California, and maintains two showrooms in New York and Los Angeles.

6. ISSUANCE OF COMMON SHARES

On February 17, 2005, the Company issued 5,000,000 shares of its common stock KRM Fund at a purchase price of $0.01 per share, for an aggregate purchase price of $50,000. The funds will provide working capital to the Company for operating expenses.

On February 17, 2005, the Company also issued 1,000,000 shares of its common stock to Mr. Kevin R. Keating, the sole officer and director of the Company, for services rendered to the Company with a fair value of $10,000, or $0.01 per share.

On February 17, 2005, the Company also issued 300,000 shares of its common stock to Garisch Financial, Inc. ("GFI") for consulting services rendered to the Company with a fair value of $3,000, or $0.01 per share.

7. SHORT TERM NOTE PAYABLE

On February 1, 2005, the Company received a short term advance from an unrelated third party to cover transaction expenses related to the purchase agreement described in Note 2. The amount is non-interest bearing and was repaid in April 2005.

                                     PART I

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS STATEMENTS

Forward-Looking Statements

         Statements made in this Form 10-QSB (the "Quarterly Report") that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. These forward-looking statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the consummation of acquisitions and future private and public issuances of the Company's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

         The words "we,"  "us,"  "our," the  "Company,"  and  "Marine"  refer to
Marine Jet Technology Corp. The words or phrases "may," "will," "expect," "believe," "anticipate," "estimate," "approximate," or "continue," "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions, or the negative thereof, are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) because we are seeking to merge with an operating business which has not yet been identified, you will be unable to determine whether we will ever become profitable; and (d) other risks that are discussed in this Form 10-QSB or included in our previous filings with the Securities and Exchange Commission ("SEC").

Summary and Recent Developments

         Marine Jet Technology Corp. ("we," "us," "our," "Marine," or the "Company") was incorporated in the state of Nevada on February 9, 2000. Since our inception, we have been focused on developing and marketing boat propulsion technology developed by Jeff P. Jordan. On January 11, 2005, Mr. Jordan entered into a Securities Purchase Agreement ("Purchase Agreement") with Keating Reverse Merger Fund, L.L.C. ("KRM Fund"), under which KRM Fund agreed to purchase, and Mr. Jordan agreed to sell, an aggregate of 15,306,500 shares of our common stock owned by him for a purchase price of $440,000, or $0.029 per share.

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

         On February 4, 2005, we completed the distribution of all 21,822,570 shares of common stock of Intellijet owned by us pro rata to our stockholders of record as of January 24, 2005. Pursuant to the distribution, each of our stockholders received one share of common stock of Intellijet for each one share of our common stock owned by our stockholders on the record date. Intellijet is now an independent company and will continue to operate our former business of developing marine jet propulsion technology; supplying mechanical components under the Quick JetTM brand name; and licensing boat manufacturers to produce boats incorporating Intellijet's systems.

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

         On February 17, 2005, we entered into a contract with Vero Management, LLC ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero will be paid $1,000 for each month in which services are rendered.

         On February 17, 2005, we issued 1,000,000 shares of our common stock to Kevin R. Keating, our sole officer and director, for services rendered to us with a fair value of $10,000. On that same date, we issued 300,000 shares of our common stock to a financial consultant, for services rendered to us with a fair value of $3,000.

         On February 17, 2005, we also issued 5,000,000 shares of our common stock to KRM Fund for an aggregate purchase price of $50,000. These funds were used for working capital purposes.

         Kevin R. Keating, is the father of the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KRM Fund, which is the current majority stockholder of the Company. Keating Investments, LLC is also the managing member and 90% owner of Keating Securities, LLC, a registered broker-dealer. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, KRM Fund or Keating Securities, LLC and disclaims any beneficial interest in the shares of our common stock owned by KRM Fund. Similarly, Keating Investments, LLC, KRM Fund and Keating Securities, LLC disclaim any beneficial interest in the shares of our common stock currently owned by Kevin R. Keating.

         Since our inception, we have not generated any significant revenues. We may require additional financing to execute our plan to acquire an operating company. The accompanying financial statements include a "going concern" explanatory paragraph from our accountants.

Exchange Agreement

         On April 14, 2005, we entered into the Exchange Agreement with Antik, the Antik Members, and KRM Fund. Under the Exchange Agreement, we will, at closing of the exchange transaction ("Closing"), acquire all of the outstanding membership interests of Antik (the "Interests") from the Antik Members, and the Antik Members will contribute all of their Interests to us. In exchange, we will issue to the Antik Members 843,027 shares of our Series A Convertible Preferred Stock, par value $0.001 per share ("Preferred Shares"), which will be convertible into 708,984,875 shares of our common stock ("Conversion Shares"). The issuance of the Preferred Shares and, upon conversion, the shares of our common stock underlying the Preferred Shares, to the Antik Members is intended to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof.

         Following completion of the exchange transaction, Antik will become our wholly-owned subsidiary.

         We are presently authorized under our Certificate of Incorporation to issue 45,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share. Of the
5,000,000 shares of preferred stock authorized, 850,000 shares will be designated as Series A Convertible Preferred Stock pursuant to a certificate of designations ("Certificate of Designations"), which will be approved by our board of directors, and filed with and accepted by, the Secretary of State of the State of Nevada prior to the Closing. Currently, we have 28,122,570 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

         Under the terms of the Exchange Agreement, all of the outstanding Interests will be exchanged for 843,027 Preferred Shares. Each Preferred Share will be convertible into 841 shares of our common stock (the "Conversion Rate"). The Preferred Shares will immediately and automatically be converted into shares of our common stock (the "Mandatory Conversion") upon the approval by a majority of our stockholders (voting together on an as-converted-to-common-stock basis), following the exchange transaction, of an increase in the number of authorized shares of our common stock from 45,000,000 to 75,000,000, and a 1 for 29 reverse stock split of our outstanding common stock ("Reverse Split").

         The holders of Preferred Shares will be entitled to vote together with the holders of the common stock, as a single class, upon all matters submitted to holders of common stock for a vote. Each Preferred Share will carry a number of votes equal to the number of shares of common stock issuable in the Mandatory Conversion based on the then applicable Conversion Rate. As such, immediately following the exchange transaction, the Antik Members will own 95.8% of the total combined voting power of all classes of our stock entitled to vote.

         Upon Mandatory Conversion of the Preferred Shares, and subject to an adjustment of the Conversion Rate as a result of the Reverse Split, the Antik Members will, in the aggregate, receive approximately 24,447,783 shares of our common stock, representing 95.80% of the outstanding shares of our common stock immediately following the Mandatory Conversion. The existing stockholders of the Company will, following the Mandatory Conversion and Reverse Split, own approximately 969,745 shares of our common stock, representing 3.8% of the outstanding shares of common stock. Following the Closing, we will also issue a finder approximately 102,079 shares of our common stock on a post-Reverse Split basis, representing 0.4% of the outstanding shares of common stock.

         Accordingly, if the exchange transaction closed, and the Mandatory Conversion and the Reverse Split occurred, as of the date of this Report, our currently issued and outstanding common stock (currently 28,122,570 shares) would be converted into 969,745 shares of common stock and would represent 3.8% of our total common stock issued and outstanding.

         In connection with the Reverse Split, our board of directors may, in its discretion, provide special treatment to certain of our stockholders to preserve round lot holders (i.e., holders owning at least 100 shares) after the Reverse Split. In the event our board determines to provide such special treatment, our stockholders holding 2,900 or fewer shares of common stock but at least 100 shares of common stock will receive 100 shares of common stock after the Reverse Split, and persons holding less than 100 shares of common stock would not be affected. The terms and conditions of special treatment afforded to our stockholders to preserve round lot stockholders, if any, including the record dates for determining which stockholders may be eligible for such special treatment, will be established at the discretion of our board of directors.

         Effective as of the Closing, and subject to applicable regulatory requirements, including the preparation, filing and distribution of a Schedule 14f-1 Stockholder Notice to our record stockholders at least ten (10) days prior to Closing, the existing officers of the Company will resign, and the newly-appointed directors of the Company will consist of Paul Guez (Antik's Manager and Chief Executive Officer), David Weiner, a director designated by Paul Guez, and the KRM Designate. The initial KRM Designate will be the current director of the Company, Kevin R. Keating, who will remain as a director of the Company following the Closing. KRM Fund and each Antik Member have agreed to vote their shares of our common stock to elect the KRM Designate to our board for a period of one year following the Closing and to vote for such other persons that may be designated by Paul Guez to fill any vacant position on the board of directors (other than KRM Designate). The size of the board will initially be three members and may be increased by the board of directors to five members during the one year period following Closing.

          At or prior to the Closing, we will also enter into a certain financial advisory agreement with Keating Securities, LLC ("Keating Securities"), a registered broker-dealer, under which Keating Securities will be compensated by us for its advisory services rendered to us in connection with the exchange transaction. The transaction advisory fee will be $350,000, with the payment thereof being subject to the Closing.

         Our completion of the transactions contemplated under the Exchange Agreement is subject to the satisfaction of certain contingencies including, without limitation, Antik's delivery of audited and pro forma financial information acceptable to us, compliance with regulatory requirements, and the filing with and acceptance by the Secretary of State of the State of Nevada of the Certificate of Designations. Consummation of the exchange transaction is also conditioned upon, among other things: (i) execution by KRM Fund and each Member of voting agreements; (ii) preparation, filing and distribution to our stockholders of the Schedule 14f-1 Stockholder Notice; and (iii) continued quotation of our common stock on the Over-the-Counter Bulletin Board.

         Our directors have approved the Exchange Agreement and the transactions contemplated thereunder. The manager and members of Antik have approved the Exchange Agreement and the transactions contemplated thereunder. The parties expect the Closing of the transactions under the Exchange Agreement to occur on or about May 1, 2005. However, there can be no assurance that the exchange transaction will be completed.

         The Exchange Agreement may be terminated as follows: (i) by mutual consent, (ii) by either party if the exchange transaction is not consummated by May 31, 2005, (iii) by either party if the exchange transaction is prohibited by issuance of an order, decree or ruling, and (iv) by either party if the other is in material breach of any representation, warranty, covenant or agreement. In the event of termination other than by mutual consent, both parties are responsible for their expenses, except that Marine may retain up to $10,000 of the $50,000 deposit paid by Antik for reimbursement of our actual expenses and as liquidated damages.

         On March 28, 2005, in our Current Report on Form 8-K dated March 24, 2005, we reported the execution of a letter of intent to acquire Antik. On April 15, 2005, in our Current Report on Form 8-K dated April 14, 2005, we reported the execution of the Exchange Agreement and included a copy of the Exchange Agreement therein as Exhibit 2.5. These Current Reports are hereby incorporated by reference.

         On April 19, 2005, we filed with the SEC and mailed to our stockholders of record as of April 15, 2005 the Schedule 14f-1 Stockholder Notice announcing the proposed change of control of the Company pursuant to the terms of the Exchange Agreement. The Company expects to complete the transactions contemplated under the Exchange Agreement and effect the change in a majority of the Company's directors promptly following the ten (10) day period after the mailing of the Schedule 14f-1 Stockholder Notice to stockholders.

Results of Operations

         For the three months ended March 31, 2005, the Company had no activities that produced revenues from operations.

         For the three months ending March 31, 2005, the Company had net loss of $(49,162), as compared with net loss of $(11,316) for the corresponding period of 2004. In the three month period ended March 31, 2005, the Company disposed of certain assets and liabilities in connection with distribution of all of the shares of Intellijet to our stockholders of record as of January 24, 2005.

         Since the Company has not commenced operations and has been considered a development stage company since inception, the spin-off of Intellijet has been considered as a disposal of assets rather than discontinued operations. The excess of liabilities of Intellijet (including those liabilities assumed by Intellijet under the Assumption Agreement) over the adjusted basis of the assets owned by Intellijet (including those assets transferred to Intellijet under the Assumption Agreement) was recorded as a gain on disposal of assets and liabilities.

Liquidity and Capital Resources

         The Company's total assets as March 31, 2005 are $86,018, which is comprised of cash. The Company's current liabilities are $67,879, which consists of accounts payable of $15,379, a short term loan for $2,500, and a deposit liability related to the potential sale of the Company of $50,000. The Company has no long-term debt. Total stockholders' equity as of March 31, 2005 is $18,139.

         On February 17, 2005, we also issued 5,000,000 shares of our common stock to KRM Fund for an aggregate purchase price of $50,000. These funds were used for working capital purposes.

         The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                                            3 Months Ended March    3 Months Ended March
                                                  31, 2005                31, 2004
                                            --------------------    --------------------
    Cash Flows from Operating Activities         $  32,649               $  (8,568)
    Cash Flows from Investing Activities                --                      --
    Cash Flows from Financing Activities            52,500                      --
    Net Change in Cash                           $  85,149               $  (8,568)


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

     Deferred Taxes

         We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Management regularly reviews the Company's deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Management has recorded a valuation allowance to reduce deferred tax assets including those associated with net operating losses. The assessment realization of deferred tax provisions is dependent upon future taxable income, and based on historical evidence, it is more likely than not that such provision will not be utilized. Further, in the case of an acquisition of a new business by the Company, the ability of the post-acquisition business to utilize the Company's net operating losses may be significantly impaired or eliminated. As of December 31, 2004, the Company has established a valuation allowance equal to the net deferred tax asset, since management is unable to determine that the Company will generate sufficient future taxable income to allow it to realize the deferred tax asset.

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

         3. Possible Business - Not Identified and Highly Risky. Except as otherwise discussed with respect to the Exchange Agreement, we have not identified and have no commitments to enter into or acquire a specific business opportunity and therefore we can disclose the risks and hazards of a business or opportunity that we acquire only in a general manner, and cannot disclose the risks and hazards of any specific business or other opportunity that we may enter into. An investor can expect a potential business opportunity to be quite risky. Our acquisition of or participation in a business opportunity could result in a total loss to our investors and stockholders if the target business is unsuccessful. Further, any investment in us may continue to be highly illiquid.

         4. Type of Business Acquired. Except as otherwise discussed with respect to the Exchange Agreement, the type of business that may be acquired is not identified. Therefore, our investors and stockholders have to rely on our management to determine which target business to pursue. There are no controlling parameters of the business to be acquired. Thus, ultimately an investment will depend on the target business and therefore investors in us will be subject to all the risks that would be associated with that selected business. Our management may have the right to approve and authorize a reverse merger transaction with a target company without obtaining the vote of the majority of our stockholders.

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

         18. Thinly-traded Public Market. Our securities may be very thinly traded, and the price if traded may not reflect the value of the company. Moreover, there may be a reverse split of the shares which may not reflect the value of the company either. There can be no assurance that there will be an active market for our shares either now or after we complete the reverse merger. The market liquidity will be dependant on the perception of the operating business and any steps that its management might take to bring the company to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the securities, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

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

         We may also have to compensate certain advisors, finders and investment banking firms for services rendered in connection with the identification of target operating companies and the negotiation and completion of the transaction. Due to our limited resources, it is expected that all or a portion of this compensation will be in the form of our common stock or from cash provided by the target company or the funding event. Additional issuance of our common stock will have a further dilutive effect on the percentage of shares held by our stockholders. Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of our controlling stockholder, will also act as a financial advisor in connection with the reverse merger transaction and will be paid a cash and/or equity fee upon the successful closing of the reverse merger.

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

         It is anticipated that certain securities issued by us in connection with the reverse merger would be issued in reliance upon exemptions from registration under application of federal and state securities laws. In some circumstances, as a negotiated element of the reverse merger transaction, we will be asked to agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. In such a case, we will attempt to negotiate the registration of some or all of our current outstanding shares which are restricted, but there is no guarantee that this will be accomplished or, if accomplished, that the registration rights will be identical. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a reverse merger and is no longer considered an inactive company. The issuance of substantial additional securities by us in connection with the reverse merger and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. There is no assurance that such a trading market will develop.

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

         We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of the acquisition agreements cannot be predicted, generally such agreements will (i) require specific representations and warranties by all of the parties;
(ii) specify certain events of default and remedies therefore; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after closing; (iv) outline the manner of bearing costs, including costs associated with our attorneys and accountants; (v) set forth indemnification provisions; and (vi) include miscellaneous other terms.

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

ITEM 3.       CONTROLS AND PROCEDURES

         As of the end of the period covered by this Report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

ITEM 1.       LEGAL PROCEEDINGS

         We are not aware of any pending or threatened legal proceedings in which we are involved.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 4, 2005, we completed the distribution of all 21,822,570 shares of common stock of Intellijet owned by us pro rata to our stockholders of record as of January 24, 2005. Pursuant to the distribution, each of our stockholders received one share of common stock of Intellijet for each one share of our common stock owned by our stockholders on the record date. Intellijet is now an independent company and will continue to operate our former business of developing marine jet propulsion technology; supplying mechanical components under the Quick JetTM brand name; and licensing boat manufacturers to produce boats incorporating Intellijet's systems.

         On February 17, 2005, we issued 1,000,000 shares of our common stock to Kevin R. Keating, our sole officer and director, for services rendered to us with a fair value of $10,000. On that same date, we issued 300,000 shares of our common stock to a financial consultant, for services rendered to us with a fair value of $3,000.

         On February 17, 2005, we also issued 5,000,000 shares of our common stock to KRM Fund for an aggregate purchase price of $50,000. These funds were used for working capital purposes.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         We are not aware of any defaults upon senior securities during the first quarter of the fiscal year ended March 31, 2005.

ITEM 4.       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of our stockholders during the first quarter of the fiscal year ended March 31, 2005.

ITEM 5.       OTHER INFORMATION

         None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

               31  Certification  pursuant to Rule 13a-14(a) or 15d-14(a)  under the Securities Exchange Act of 1934, as amended.

               32 Certification of Chief Executive  Officer and President of the
              Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

              The following current reports were filed during the quarter ended March 31, 2005:

              On February 10, 2005, the Company filed a Current Report on Form 8-K dated February 9, 2005 announcing the execution of the Assumption Agreement and the closing of the transactions resulting in a change of control of the Company.

              On February 16, 2005, the Company filed a Current Report on Form 8-K February 10, 2005 announcing the change of the Company's certifying accountants.

              On February 22, 2005, the Company filed a Current Report on Form 8-K dated February 17, 2005 announcing the issuance of and sale of certain unregistered securities.

              On March 28, 2005, the Company filed a Current Report on Form 8-K dated March 24, 2005 announcing the execution of a Letter of Intent to acquire Antik.

              On April 15, 2005, the Company filed a Current Report on Form 8-K dated April 14, 2005 announcing the execution of an Exchange Agreement by and among the Company, Antik, the Members of Antik and KRM Fund.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MARINE JET TECHNOLOGY CORP.



Date: April 28, 2005                By:  /s/ Kevin R. Keating
                                         ----------------------
                                         Kevin R. Keating
                                         President and Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit
Number            Description of Exhibit
-------           ----------------------

   31             Certification  pursuant to Section  302 of the  Sarbanes-Oxley
                  Act of 2002.

   32 Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.