Form 10QSB
period 2005-06-30
BLUE HOLDINGS, INC.
filed 2005-08-12
CIK 1139683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2005

                        COMMISSION FILE NUMBER: 000-33297


                               BLUE HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)


           NEVADA                                               88-0450923
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                              Identification No.)

                    5804 E. SLAUSON AVE., COMMERCE, CA 90040
                    (Address of principal executive offices)

                                 (323) 725-5555
                          (Issuer's telephone number)

                           MARINE JET TECHNOLOGY CORP.
                       936A BEACHLAND BOULEVARD, SUITE 13
                              VERO BEACH, FL 32963
          (Former Name or Former Address, if Changed Since Last Report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]      No [_]


         As of July 15, 2005, 25,454,978 shares of the registrant's common stock were outstanding.


         Transitional  Small Business  Disclosure Format (Check One):

                               Yes [_]      No [X]

                                TABLE OF CONTENTS




                                                                            Page
                                                                            ----

PART I   Financial Information


Item 1.  Financial Statements

         a.       Balance Sheet (Unaudited)                                    3


         b.       Statement of Operations (Unaudited)                          4


         c.       Statement of Shareholders' Equity (Unaudited)                5


         d.       Statement of Cash flows (Unaudited)                          6


         e.       Notes to the Financial Statements (Unaudited)                7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            12


Item 3.  Controls and Procedures                                              25



PART II  Other Information


Item 4.  Submission of Matters to a Vote of Security Holders                  26


Item 6.  Exhibits and Reports on Form 8-K                                     26

                                     PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a.       BALANCE SHEET

BLUE HOLDINGS INC. (FORMERLY KNOWN AS MARINE JET TECHNOLOGY CORP.) CONDENSED & CONSOLIDATED BALANCE SHEET (UNAUDITED)
JUNE 30, 2005


                        ASSETS
Current Assets:
   Cash .......................................................       $   31,539
   Due from Factor, net  of reserves of $293,949 ..............          448,621
   Accounts Receivable, net of reserves of $200,000 ...........           36,713
   Inventories ................................................        5,430,657
   Due From Related Parties ...................................          180,345
   Prepaid Expenses and Other Current Assets ..................          294,445
                                                                      ----------
      Total Current Assets ....................................        6,422,320


  Deferred Income Taxes .......................................          197,580
  Property and Equipment
    less Accumulated Depreciation .............................            9,427
                                                                      ----------
Total Assets ..................................................       $6,629,327
                                                                      ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable ...........................................        2,288,180
   Due to Related Parties .....................................          150,995
   Income Taxes Payable .......................................          333,064
   Accrued Expenses and Other Current Liabilities .............           95,653
                                                                      ----------
      Total Current Liabilities ...............................        2,867,892
                                                                      ----------

Stockholders' Equity
   Common Stock $0.001 par value ..............................           25,442
      Authorized 75,000,000 shares
      Issued and outstanding 25,441,628
   Common Stock to be Issued ..................................          177,617
   Additional Paid-in Capital .................................        3,031,568
   Retained Earnings ..........................................          526,808
                                                                      ----------
   Total  Equity ..............................................       $3,761,435
                                                                      ----------
Total Liabilities and Stockholders' Equity ....................       $6,629,327
                                                                      ==========

See Notes to Condensed Consolidated Financial Statements

b.       STATEMENT OF OPERATIONS

BLUE HOLDINGS INC. (FORMERLY KNOWN AS MARINE JET TECHNOLOGY CORP.) CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005


                                                      THREE MONTHS    SIX MONTHS
                                                       -----------   -----------

Net Sales ..........................................   $ 4,434,853   $ 8,854,228

Cost of Goods Sold .................................     2,084,044     4,389,431
                                                       -----------   -----------

Gross Profit .......................................     2,350,809     4,464,797

Selling, distribution & administrative expenses ....     1,206,306     2,192,334
                                                       -----------   -----------

Income before expenses relating to exchange
   transaction and provision for income taxes ......     1,144,503     2,272,463

Expenses relating to exchange transaction ..........       477,617       477,617
                                                       -----------   -----------

Income before provision for income taxes ...........       666,886     1,794,846

Provision for income taxes .........................       135,484       136,284
                                                       -----------   -----------

Net Income .........................................   $   531,402   $ 1,658,562
                                                       ===========   ===========


Earnings per share, Basic and Diluted ..............   $      0.02   $      0.07
                                                       ===========   ===========

Weighted Average number of common shares
  outstanding, basic and diluted ...................    25,441,628    25,441,628


See Notes to Condensed Consolidated Financial Statements

c.       STATEMENT OF SHAREHOLDERS' EQUITY


BLUE HOLDINGS INC. (FORMERLY KNOWN AS MARINE JET TECHNOLOGY CORP.)
CONDENSED & CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005


                                                     SHARES ISSUED
                                               -------------------------                    COMMON STOCK ISSUABLE
                                                                 PAR          PAID        -------------------------
                                  MEMBERS                       VALUE          IN
                                  EQUITY          NUMBER        0.001        CAPITAL         NUMBER        AMOUNT
                                -----------    -----------   -----------   -----------    -----------   -----------
Beginning Balance, January 1,
   2005 .....................   $    39,056           --            --            --             --            --

Contributions ...............     1,886,200           --            --            --             --            --

Issuance of shares upon
   reverse merger ...........          --       24,447,783        24,448       (24,448)          --            --

Old Marine Jet shares .......          --          993,845           994          (994)          --            --

Change in tax status from
   LLC to Corp. .............

 upon exchange transaction ..    (1,925,256)          --            --       3,057,010           --            --

Shares to be issued to Finder          --             --            --            --          102,079       177,617

Net Income for the period ...          --             --            --            --             --            --
                                -----------    -----------   -----------   -----------    -----------   -----------

Ending Balance June 30, 2005           --       25,441,628   $    25,442   $ 3,031,568        102,079   $   177,617
                                ===========    ===========   ===========   ===========    ===========   ===========



                                    RETAINED
                                    EARNINGS        TOTAL
                                   -----------    -----------
Beginning Balance, January 1,
   2005 .....................             --      $    39,056

Contributions ...............             --        1,886,200

Issuance of shares upon
   reverse merger ...........             --             --

Old Marine Jet shares .......             --             --

Change in tax status from
   LLC to Corp. .............

 upon exchange transaction ..       (1,131,754)          --

Shares to be issued to Finder             --          177,617

Net Income for the period ...        1,658,562      1,658,562
                                   -----------    -----------

Ending Balance June 30, 2005       $   526,808    $ 3,761,435
                                   ===========    ===========


See Notes to Condensed Consolidated Financial Statements

d.       STATEMENT OF CASH FLOWS

BLUE HOLDINGS INC. (FORMERLY KNOWN AS MARINE JET TECHNOLOGY CORP.) CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005


CASH FLOWS TO OPERATING ACTIVITIES

Net Income .....................................................    $ 1,658,562
Adjustments to income not effecting use of cash:
         Depreciation ..........................................          1,056
         Stock based exchange transaction expense ..............        177,617
         Changes in assets and liabilities
                  Accounts Receivable ..........................         88,960
                  Other Receivable .............................       (235,883)
                  Inventories ..................................     (3,418,469)
                  Due from Related Parties .....................       (178,762)
                  Due to Related Parties .......................        (95,861)
                  Deferred Income Taxes ........................       (197,580)
                  Prepaid Expenses and other current assets ....        (43,938)
                  Income tax payable ...........................        333,064
                  Accounts Payable .............................      1,292,960
                  Due to Customers .............................        (90,000)
                  Other current liabilities ....................         49,817
                                                                    -----------

         Net cash used in operating activities .................       (658,457)
                                                                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Additional Paid-in Capital ............................        686,200
         Due from Factor .......................................        (70,027)
                                                                    -----------

         Net cash provided by financing activities .............        616,173
                                                                    -----------

NET (DECREASE) IN CASH AT THE END OF PERIOD ....................        (42,284)
CASH, BEGINNING OF PERIOD ......................................         73,823
                                                                    -----------
CASH, END OF PERIOD ............................................    $    31,539
                                                                    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for income taxes                                                  800
Non-cash Transactions:
  During 2005, a member contributed inventory valued at its historical cost of $1,200,000.
  During 2005, the Company will issue common stock valued at $177,617 in settlement of an expense related to the exchange transaction.


See Notes to Condensed Consolidated Financial Statements

e.       NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

         (a)      ORGANIZATION:

                  Blue Holdings, Inc. (a Nevada corporation formerly known as Marine Jet Technology Corp.) was incorporated in the State of Nevada on February 9, 2000. On April 14, 2005, Blue Holdings entered into an Exchange Agreement with Antik Denim, LLC ( "Antik"). At the closing of the transactions contemplated by the exchange agreement, which occurred on April 29, 2005, Blue Holdings acquired all of the outstanding membership interests of Antik (the "Interests") from the members of Antik, and the members contributed all of their Interests to Blue Holdings. In exchange, Blue Holdings issued to the members 843,027 shares of Series A Convertible Preferred Stock, par value $0.001 per share, of Blue Holdings ("Preferred Shares"), which, on June 7, 2005, as a result of a change to Marine Jet Technology Corp.'s name to Blue Holdings, Inc. and a 1 for 29 reverse stock split, were converted into 24,447,783 shares of Blue Holding's common stock on a post-reverse stock split basis. As such, immediately following the closing and upon the conversion of the Preferred Shares, the Antik members owned 95.8% of the total issued and outstanding common stock of Blue Holdings on a fully-diluted basis. Following completion of the exchange transaction, Antik became a wholly-owned subsidiary of Blue Holdings. The acquisition is accounted for as a reverse merger (recapitalization) in the accompanying financial statements with Antik deemed to be the accounting acquirer, and Blue Holdings deemed to be the legal acquirer. As such the financial statements herein are those of Antik since September 13, 2004 (the date of its inception). All assets and liabilities of Marine Jet Technology Corp. were assumed by the major shareholder of Blue Holdings, Inc. prior to the exchange transaction and were inconsequential to the merged companies.

                  On June 7, 2005, Marine Jet Technology Corp. changed its name to Blue Holdings Inc., and increased its authorized number of common stock to 75,000,000.

                  Pursuant to the provisions of the Exchange Agreement with Antik, the former members of Antik agreed that, in the event that the stockholders' equity of Blue Holdings (on a consolidated basis following the closing of the transactions contemplated by the Exchange Agreement) as reported in Blue Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the "Consolidated Equity") was less than $5,000,000, the former members would contribute, within fifteen (15) days following the filing of such periodic report, equity capital to Blue Holdings in an amount equal to the difference between $5,000,000 and the actual Consolidated Equity reported in such periodic report ("Required Contribution"). In the case of such Required Contribution, each of the Antik members agreed that no additional shares of capital stock of Blue Holdings would be issued in consideration of such Required Contribution, and therefore, the existing shareholders of Blue Holdings, including Antik's former members, would not be further diluted. By an amendment dated June 27, 2005, the date of June 30, 2005 for calculation of the consolidated equity was amended to September 30, 2005.

         (b)      NATURE OF OPERATIONS:

                  The Company operates exclusively in the wholesale apparel industry. The Company designs, develops, markets and distributes high fashion jeans and accessories under the brand name "Antik Denim," and as of July 5, 2005, under the brand name "Yanuk." The Company's products include jeans, jackets, belts, purses and T-shirts. The Company currently sells its products in the United States, Canada, Japan and the European Union directly to department stores and boutiques and through distribution arrangements in certain foreign jurisdictions. The Company is headquartered in Commerce, California and maintains two showrooms in New York and Los Angeles.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      USE OF ESTIMATES:

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         (b)      INVENTORY VALUATION:

                  Inventories are stated at the lower of cost (first-in, first -out method) or market.

         (c)      REVENUE RECOGNITION:

                  Revenue is recognized when merchandise is shipped to the customer based upon agreed terms and is recorded net of estimated returns, charge backs and markdowns based upon management's estimates and historical experience. We sometimes arrange, on behalf of manufacturers, for the purchase of fabric from a single supplier. We have the fabric shipped directly to the cutting factory and invoice the factory for the fabric. The factories then pay us for the fabric with offsets against the price of the finished goods.

         (d)      ADVERTISING:

                  Advertising costs are expensed as of the first date the advertisements take place. Advertising expenses included in selling expenses approximated $32,300 and $61,501 for the three and six months ended June 30, 2005.

         (e)      PROPERTY AND EQUIPMENT:

                  Property and equipment is stated at cost. Depreciation is provided by the straight-line method at rates calculated to amortize cost over the estimated useful lives of the respective assets.

                  Upon sale or retirement of such assets, the related cost and accumulated depreciation are eliminated from the accounts and gains or losses are reflected in operations. Repairs and maintenance expenditures not anticipated to extend asset lives are charged to operations as incurred.

         (f)      INCOME TAXES:

                  Antik Denim was a limited liability company with four individual members up until April 29. After the exchange transaction, Blue Holdings Inc. became the sole member of the limited liability company. As a result, the company's tax status changed from a limited liability company to a corporation, Antik is no longer a pass through entity for U.S. income tax purposes. Federal and State income tax obligations for the period prior to April 29, 2005, were passed through to the previous members of Antik, and the Company recorded no provision for such taxes. The Company has agreed with the previous members of the limited liability company that the Company will not make any distributions to pay tax liabilities, if any, on income earned prior to the acquisition date, April 29, 2005. Consequently, the taxes on the income of the limited liability company are payable individually by each member.

                  The Company uses the asset and liability method to account for its income taxes. The Company's provision for income taxes at June 30, 2005 was based on income for the period from April 30, 2005 to June 30, 2005 as adjusted for timing differences outstanding at the date that Blue Holdings became the sole member of the limited liability company.

                  The Company recognizes deferred taxation on temporary differences between income tax liability for financial statement and income tax purposes. At June 30, 2005 the deferred tax asset amounted to $197,580 relating principally to the reserves.

         (g)      IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES:

                  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         (h)      CONCENTRATION OF CREDIT RISK:

                  Financial instruments, which potentially expose us to concentration of credit risk, consist primarily of cash, trade accounts receivable, and amounts due from the factor. Concentration of credit risk with respect to trade accounts receivable at June 30, 2005 is limited due to the number of customers comprising the Company's customer base and their dispersion throughout the United States. The Company extends unsecured credit to its customers in the normal course of business.

                  The Company's cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company's policy is to maintain cash balances with high quality financial institutions.

                  The Company's products are primarily sold to department stores and specialty retail stores. These customers can be significantly affected by changes in economic, competitive or other factors. The Company makes substantial sales to a relatively few, large customers. In order to minimize the risk of loss, the Company assigns certain amount of domestic accounts receivable to a factor without recourse or requires letters of credit from its customers prior to the shipment of goods. For non-factored receivables, account-monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required. No single customer accounted for more than 10% of total sales in the three and six months ended June 30, 2005, and only one customer accounted for 7.7% and 4.2% respectively of total sales.

         (i)      MERCHANDISE RISK:

                  The Company's success is largely dependent upon its ability to gauge the fashion tastes of its targeted consumers and provide merchandise that satisfies consumer demand. Any inability to provide appropriate merchandise in sufficient quantities in a timely manner could have a material adverse effect on the Company's business, operating results and financial condition.

         (j)      ACCOUNTS RECEIVABLE - ALLOWANCE FOR RETURNS, DISCOUNTS AND BAD
                  DEBTS:

                  The Company evaluates the collectibility of accounts receivable and chargebacks (disputes from the customer) based upon a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations (such as in the case of bankruptcy filings or substantial downgrading by credit sources), a specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, the Company recognizes reserves for bad debts and uncollectible charge backs based on its historical collection experience. If collection experience deteriorates (for example, due to an unexpected material adverse change in a major customer's ability to meet its financial obligations to the Company), the estimates of the recoverability of amounts due could be reduced by a material amount.

         (k)      SHIPPING AND HANDLING COSTS:

                  Freight charges are included in selling, distribution and administrative expenses in the statement of operations and approximated $63,617 and $117,933 for the three and six months ended June 30, 2005.

NOTE 3  -  DUE FROM FACTOR

                  The Company uses a factor for working capital and credit administration purposes. Under the factoring agreement, the factor purchases a substantial portion of the trade accounts receivable and assumes all credit risk with respect to such accounts. The factor agreement, which terminates on October 18, 2005, provides that the Company can borrow an amount up to 85% of the value of its approved factored customer invoices, less a reserve of 15% of unpaid accounts purchased and 100% of all such accounts which are disputed.

                  The amount of reserve held by the Factor was approximately $464,000 as of June 30, 2005.

                  The factor commission is 0.08% of the customer invoice amount for terms up to 90 days, plus one quarter of one percent (.25%) for each additional thirty-day term. Receivables sold in excess of maximums established by the factor are subject to recourse in the event of nonpayment by the customer. The Company is contingently liable to the factor for merchandise disputes, customer claims and the like on receivables sold to the factor. Items subject to recourse approximated $998,863 as of June 30, 2005. To the extent that the Company draws funds prior to the deemed collection date of the accounts receivable sold to the factor, interest is charged at the rate of 1% over the factor's prime lending rate per annum. Factor advances and ledger debt are collateralized by the non-factored accounts receivable, inventories and the personal guarantee of the majority shareholder and a company co-owned by the majority shareholder.

NOTE 4  -  INVENTORIES

                  Inventories at June 30, 2005 are summarized as follows:

                  Raw Materials ............      $2,511,503

                  Work-in-process ..........       1,301,764

                  Finished goods ...........       1,617,390
                                                  ----------

                                                  $5,430,657
                                                  ==========

NOTE 5 - PROPERTY AND EQUIPMENT

                  Property and equipment is summarized as follows:

                  Furniture ..........................   $ 1,064

                  Leasehold improvements .............     7,000

                  Computer equipment .................     2,808
                                                         -------

                                                          10,872

                  Less: Accumulated depreciation
                    and Amortization ($917 for the
                    three months ended March 31, 2005)     1,445
                                                         -------

                                                         $ 9,427
                                                         =======

NOTE 6 - RELATED PARTY TRANSACTIONS

                  The Company had sales to related parties of $67,476 and $766,511 during the three and six months ended June 30, 2005. Before the exchange transaction, the sales terms were at a mark-up over cost approximately 20% discount from regular wholesale price. The terms were changed to regular wholesale prices after the exchange transaction with Antik.

                  The Company also purchased fabric at cost from Blue Concept LLC, an entity co-owned by Paul and Elizabeth Guez, the Company's Chairman, Chief Executive Officer and President, and Chief Operating Officer, respectively ("Blue Concept"), for $361,084 and $459,864 during the three and six months ended June 30, 2005. During the three and six months ended June 30,2005 we reimbursed $312,148 and $624,295 respectively for certain expenses (consisting of salaries, payroll taxes, utilities, common area services, rent, insurance and other office services) to Blue Concept. The arrangement was formalized under a Service Agreement signed on May 18, 2005.

                  The majority shareholders and Blue Concept have personally guaranteed all advances and ledger debt due to the Company's factor.

NOTE 7 - DUE FROM/TO RELATED PARTIES

                  The related parties are the majority shareholder and Limited Liability Companies that are co-owned by a majority shareholder of the Company (see Note 11). These amounts are all unsecured and non-interest bearing. All non-trade related advances from related parties have been repaid. Trade-related outstanding items follow regular payment terms as invoiced.

NOTE 8 - MAJOR SUPPLIERS

                  During the three months ended June 30, 2005, two suppliers comprised greater than 10% of the Company's purchases. Purchases from these suppliers were 11.1% and 18.5%, respectively. During the six months ended June 30, 2005 one supplier comprised greater than 10% of the Company's purchases. Purchases from this supplier comprised 13.3%.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The carrying amounts of Cash, Due from factor, Accounts receivable, Due from affiliates, Accounts payable, Due to Affiliates, Due to customers, Accrued expenses and other current liabilities approximate fair value because of the short maturity of these items.

NOTE 10 - OFF-BALANCE SHEET RISK

                  Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable. As described in
Note 3, the Company sells the majority of its trade accounts receivable to a factor and is contingently liable to the factor for merchandise disputes and other customer claims. At June 30, 2005, total factor receivables approximated $449,000.

NOTE 11 - CAPITAL CONTRIBUTION

                  Since the beginning of 2005, Mr. Guez has personally contributed $1,200,000 in fabric inventory and $686,200 in cash to the Company. From time to time, he also supports the Company with temporary advances. As of June 30, 2005, the Company had advances totaling $141,549 from Mr. Guez which are included in due to related parties on the accompanying balance sheet.

NOTE 12 - SUBSEQUENT EVENTS

                  On July 5, 2005, the Company entered into a ten-year license agreement with Yanuk Jeans LLC ("Yanuk"). Under the terms of the agreement, the Company will be the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of Yanuk's products. The Company will pay to Yanuk a royalty of six percent of all net sales and shall pay a guaranteed minimum royalty on a quarterly basis. Also the company has the option to purchase from Yanuk the property licensed under the agreement.

                  On July 8, 2005, we entered into an Employment Agreement with Philippe Naouri. Mr. Naouri was engaged by us as a fashion director and senior vice president in charge of design, development, manufacturing, marketing and wholesale of apparel and related accessories bearing the "Antik Denim" trademark for a term of 5 years commencing on July 11, 2005 and terminating on July 10, 2010. Mr. Naouri will receive an annual salary of $240,000 and a 1% commission on the net sales of all Antik Denim brand apparel sold by us. Mr. Naouri is entitled to participate in our bonus, incentive stock option, savings and retirement plans as such plans become available.

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

         The words "we," "us," "our," and the "Company," refer to Blue Holdings, Inc. The words or phrases "may," "will," "expect," "believe," "anticipate," "estimate," "approximate," or "continue," "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions, or the negative thereof, are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) our failure to implement our business plan within the time period we originally planned to accomplish; and (b) other risks that are discussed in this Form 10-QSB or included in our previous filings with the Securities and Exchange Commission ("SEC").

DESCRIPTION OF BUSINESS

CORPORATE HISTORY

         Blue Holdings, Inc. was incorporated in the State of Nevada on February 9, 2000 under the name Marine Jet Technology Corp. Since our inception and through January 2005, we focused on developing and marketing boat propulsion technology. Between January and February 2005, we entered into separate transactions whereby, among other matters, Keating Reverse Merger Fund, L.L.C. ("KRM Fund"), an existing shareholder of the Company, agreed to purchase a substantial majority of our outstanding common stock, and Intellijet Marine, Inc., a company formed by our former majority shareholder and principal executive officer and director, Jeff P. Jordan, acquired all of our boat propulsion technology assets and assumed all of our then existing liabilities.

         Between February 4, 2005 and April 29, 2005, we existed as a public "shell" company with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge.

         On April 14, 2005, we entered into an Exchange Agreement (the "Exchange Agreement") with Antik Denim, LLC, a California limited liability company ("Antik"), the members of Antik (the "Antik Members"), and KRM Fund. The closing of the transactions contemplated by the Exchange Agreement occurred on April 29, 2005. At the closing, we acquired all of the outstanding membership interests of Antik (the "Interests") from the Antik Members, and the Antik Members contributed all of their Interests to us. In exchange, we issued to the Antik Members 843,027 shares of our Series A Convertible Preferred Stock, par value $0.001 per share (the "Preferred Shares"), which, as a result of the approval by a substantial majority of our outstanding shareholders entitled to vote and the approval by our Board of Directors, of amendments to our Articles of Incorporation that (i) changed our name to Blue Holdings, Inc., (ii) increased our authorized number of shares of common stock to 75,000,000, and

(iii) adopted a 1-for-29 reverse stock split, on June 7, 2005 converted into 708,984,875 shares of our common stock on a pre-reverse stock split basis and 24,447,783 shares of our common stock on a post-reverse stock split basis.

         At the closing, Antik became our wholly-owned subsidiary. The exchange transaction was accounted for as a reverse merger (recapitalization) with Antik deemed to be the accounting acquirer, and us deemed to be the legal acquirer.

         As a result of the closing of the transactions contemplated by the Exchange Agreement, the Antik Members (together with Elizabeth Guez, our Chief Operating Officer) hold approximately 95.8% of the outstanding shares of our common stock, and our shareholders existing immediately prior to the closing hold approximately 969,745 shares of our common stock, representing approximately 3.8% of our outstanding shares of common stock.

         Following the closing of the transactions contemplated by the Exchange Agreement, Paul Guez, one of the former Antik Members, became our Chairman, Chief Executive Officer and President. Mr. Guez has over 30 years experience in the apparel industry and is best known as the founder of Sasson Jeans, which he founded in 1976. Since 1989, Mr. Guez has engaged in the design, marketing, manufacturing and wholesale distribution of premium fashion and denim collections, including for a growing stable of contemporary brands, such as U, Taverniti So Jeans, Duarte Jeans, Elvis, Memphis Blues and Grail Jeans.

         Additionally, Philippe Naouri and Alexandre Caugant, French denim innovators, Antik's principal designers, and two of the former Antik Members continue to provide design services to us. Mr. Naouri has worked on such international brands as Diesel, Levi's and G-Star, and Mr. Caugant has worked on the GOA brand in France.

RECENT DEVELOPMENTS

         On July 5, 2005, we entered into a ten-year License Agreement, effective July 1, 2005, with Yanuk Jeans, LLC ("Yanuk"). Under the terms of the License Agreement, we became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of Yanuk's products to the wholesale and retail trade. We will pay to Yanuk a royalty of six percent (6%) of all net sales of the products licensed under the agreement and a guaranteed minimum royalty on a quarterly basis as further set forth in the License Agreement. In addition, during the term of the License Agreement, we have the option to purchase from Yanuk the property licensed under the License Agreement, consisting of certain trademarks and a design patent, at the fair market value of such property on the date of the exercise of the purchase option. Yanuk is wholly-owned by Paul Guez, our Chairman, Chief Executive Officer and President, and a majority shareholder. The License Agreement was approved by a majority of our Board of Directors including all of our independent directors.

OUR BUSINESS

GENERAL OVERVIEW

         We, directly and through our wholly-owned subsidiary, Antik Denim, LLC, which was formed in September 2004, design, develop, manufacture, market, distribute and sell high end fashion jeans, apparel and accessories. We market, distribute and sell "Antik Denim" and, as a result of recent license agreement with Yanuk, "Yanuk" brand products in the United States, and internationally in countries that include, but are not limited to, Canada, Belgium, France, Germany, Sweden, Italy, Korea, and Japan.

         We market and distribute our products by participating in industry trade shows, as well as through our show rooms in Los Angeles and New York. We maintain distributor relationships in the United Kingdom, France, Germany, Sweden, Greece, Belgium, Italy and Japan. With respect to the Antik Denim brand, except for Japan we currently have no exclusive or long term distribution agreements with any party covering any territory, and do not depend on any single distributor to distribute our products. With respect to the Yanuk brand, except for Japan , we currently have no exclusive or long term distribution agreements with any party covering any territory, and do not depend on any single distributor to distribute our products. Our distributors often, but not always, purchase products from us at a discount for resale to their customers in their respective territories. Our distributors warehouse our products at their expense and they ship to and collect payment from their customers directly.

         Our products are sold in the United States to department stores and boutiques such as Saks Fifth Avenue, Neiman Marcus, Nordstrom, Barney's, Bloomingdales, Bergdorf Goodman, Atrium, Fred Segal, Intermix, Kitson, and Bendel, as well as smaller boutiques throughout the country.

         Our products are sold internationally to department stores and boutiques such as Lane Crawford in Hong Kong, Harrods and Harvey Nichols in the United Kingdom, Barneys and Isetan in Japan, Galleries Lafayette in France, and Holt Renfrew in Canada.

         We intend to operate certain flagship stores domestically and to license overseas operators to open retail stores that focus on high end fashion denim generally, and the Antik Denim and Yanuk brands, in particular. While there is no existing plan with respect to the roll-out of such stores, we anticipate that the first retail store will open on August 18, 2005 on Melrose Avenue in Los Angeles.

EMPLOYEES

         As of July 31, 2005, we had 79 employees, not including our three executive officers, Paul Guez, our Chairman, Chief Executive Officer and President, Elizabeth Guez, our Chief Operating Officer, and Patrick Chow, our Chief Financial Officer and Secretary. Of those employees, 17 are employed on a full time basis. The remaining 62 employees are part-time and season based employees. All of our employees are allocated under a service agreement with Blue Concept, LLC, an entity co-owned by Paul and Elizabeth Guez. A description of that service agreement is set forth below in the section entitled "Description of Property." Mr. Guez leads our product development, marketing and sales, and Ms. Guez oversees all product production, including our contract manufacturing activities. Our employees are not unionized and except as described in the paragraph below, no employees are subject to existing employment agreements.

         Antik executed a letter agreement dated March 21, 2005 with Messrs. Naouri and Caugant, two of its principal designers and former members, pursuant to which Antik agreed that, to the extent Antik closed its exchange transaction with us, Antik would, or would use its best efforts to cause us to, enter into employment agreements with each of Messrs. Naouri and Caugant whereby such individuals would (i) perform fashion design services for Antik or us, (ii) be entitled to receive annual salaries of $240,000, plus bonuses based on net sales arising from "Antik Denim" brand apparel, and (iii) be entitled to receive such other benefits as Antik or we may elect to offer to our other employees from time to time. On July 8, 2005, we entered into an Employment Agreement with Philippe Naouri based on the foregoing letter agreement entered into with Antik. Mr. Naouri was engaged by us as a fashion director and senior vice president in charge of design, development, manufacturing, marketing and wholesale of apparel and related accessories bearing the "Antik Denim" trademark for a term of 5 years commencing on July 11, 2005 and terminating on July 10, 2010. Mr. Naouri will receive an annual salary of $240,000 and a 1% commission on the net sales of all Antik Denim brand apparel sold by us. Mr. Naouri is entitled to participate in our bonus, incentive stock option, savings and retirement plans as such plans become available. We have not yet entered into an agreement with Mr. Caugant but anticipate doing so on or before the end of the year.

OUR PRODUCTS

         Our principal products are high end fashion jeans that we design, manufacture, market, distribute and sell, including through our wholly-owned subsidiary, Antik Denim, LLC, under the "Antik Denim" and "Yanuk" labels. These jeans are sold in the United States and abroad to upscale retailers and boutiques.

         We currently sell men's and women's styles and are in the process of launching a children's line, Antik Denim and Yanuk brand jeans are made from high quality fabrics milled in the United States, Japan, Italy and Spain and are processed with cutting edge treatments and finishes. Our concepts and designs, including Antik Denim's distinct vintage western flair, and our extraordinary fit, embellishments, patent pending pockets, unique finishes, hand stitching, embroidery detail and other attention to detail and quality give Antik Denim and Yanuk brand jeans and apparel a competitive advantage in the high end fashion jean market.

         Our jeans are available in multiple combinations of washes, fabrics and finishes, with as many as 20 different combinations of colors, fabrics and finishes on certain styles. Indeed, we introduce new versions of our major styles each month - in different colors, washes and finishes.

         Although the majority of our sales arise from the sale of jean products, our product line is balanced by tops, including knits and wovens, and accessories, the sales of which we anticipate will continue to grow.

PRODUCT STRATEGY

         Our overall product strategy is to offer multiple brands of apparel in the premium and better denim segments. As a result of the License Agreement with Yanuk Jeans, LLC, we currently market our products under the Antik Denim and Yanuk brands and plan to continue to further expand our brand portfolio by acquisition and/or license of existing apparel companies and/or brands, as applicable, in the premium or better segments of the industry, or the creation of new brands by our internal design team. While no definitive arrangement or plan is currently in place, we expect our management to periodically review potential acquisition targets and/or license partners and to make recommendations to our Board of Directors. Our goal to employ a multi-brand strategy diversifies the fashion and other risks associated with reliance on limited product lines. We believe the increase in demand for premium denim products over the last couple of years and relatively high retail price points for premium jeans, ranging from approximately $200 to $400, offers us a significant opportunity to increase our revenues and improve our profitability.

         Over the last thirty years, Mr. Guez, our Chairman, Chief Executive Officer and President, has engaged in the design, marketing, manufacturing and wholesale distribution of premium fashion and denim collections, including Sasson Jeans and more recently, a growing stable of contemporary brands, such as U, Taverniti So Jeans, Duarte Jeans, Elvis, Memphis Blues and Grail Jeans. Our principle designers, Philippe Naouri and Alex Caugant have previously assisted world-renowned casual apparel companies such as Chevignon, Diesel, GOA, and Replay in the design and development of successful brands and products.

OPERATING STRATEGY

         Our operating strategy is to continue to build on our strengths in brand development, marketing, distribution, and product sourcing capabilities to become the leading company in the high fashion denim apparel industry. Our goal is to leverage the expertise and relationships gained by our executive management and product design teams' prior experience in creating and developing premium denim apparel brands, product sourcing and manufacturing in the US, Mexico, and Asia, and distributing to high-end retail channels both domestically and internationally

         Additionally, with our service agreement with Blue Concept, we have established a full team of professionals responsible for coordinating product manufacturing, material sourcing, and sales and marketing, all of whom have significant prior experience and established relationships in the denim apparel industry.

GROWTH STRATEGY

         We plan to continue to expand our operations, revenues, and profits through our internal growth and the acquisition and/or license of complimentary apparel brands or companies that we may identify from time to time. We anticipate that our internal growth will be driven by (1) expansion of our product lines by introducing new styles and complimentary products and accessories, (2) expansion of our wholesale distribution, both domestically and internationally through high end retailers, and (3) the opening of select retail flagship stores domestically and the licensing of operators overseas to open stores to promote the identity of our brands The first retail store we are going to operate is anticipated to open on August 18, 2005 on Melrose Avenue in Los Angeles. We anticipate that our growth strategy through acquisitions and/or licenses will involve the acquisition or license of additional companies and/or brands, as applicable, depending upon a company's and/or a brand's sales revenues, name and brand recognition, and/or synergies with the Antik Denim and Yanuk brands, with the ultimate goal of building a portfolio of lifestyle brands in the premium and better segments of the denim industry. While no definitive arrangement or plan is currently in place, we expect our management to periodically review potential acquisition targets and/or licensing partners and to make recommendations to our Board of Directors.

SUPPLY STRATEGY

         We purchase our fabric, thread and other raw materials from various industry suppliers within the United States and abroad. We do not currently have any long-term agreements in place for the supply of our fabric, thread or other raw materials. The fabric, thread and other raw materials used by us are available from a large number of suppliers worldwide. During the six months ended June 30, 2005 only one supplier comprised greater than 10% of the Company's purchases. Purchases from this supplier comprised 13.3%.

MANUFACTURING

         We presently outsource all of our manufacturing to contract vendors using just in time ordering. We use several contract vendors for our manufacturing needs with the bulk of purchases (approximately 80%) currently occurring from domestic (U.S.) factories. We also use factories in Mexico and the Far East. We are not reliant on any one manufacturer and manufacturing capacity is readily available to meet our current and planned needs. We maintain rigorous quality control systems for both raw and finished goods. To maintain low fixed expenses, we will continue to outsource the vast majority of our production. We will add additional contractors as required to meet our needs.

         We believe we can realize significant cost savings in product manufacturing because of our strong relationships with a diverse group of U.S. and international contract manufacturers established by our management team through their prior experience in the apparel industry. Also the increase in production volume as a result of our multi-brand strategy will give us economies of scale to achieve more cost savings..

COMPETITION

         The high-end fashion denim industry is very competitive and fragmented. Our competitors are companies such as Levi Strauss, Calvin Klein, Joe's Jeans,, True Religion Apparel , Seven For All Mankind and Citizens of Humanity.

         Our competitive edge lies in our ability to create innovative concepts and designs, to develop products with extraordinary fit, and to expand our high quality fabrics and finishes, treatments and embellishments (including our patent pending pockets, hand stitching and embroidery detail). We believe that we offer value products that can successfully compete in the high end fashion denim industry.

TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

         Antik is the holder of trademark applications for the "Antique Denim" and "Antik Denim" marks in the United States and various other foreign jurisdictions. Antik also owns several proprietary concepts and designs, including pending trademark and patent applications on its pocket designs. Yanuk, from whom we hold an exclusive license to exploit products based on the "Yanuk" brand, is the holder of several United States and foreign trademarks. We anticipate continuing to expand the Antik Denim and Yanuk brands, and their proprietary trademarks and designs, worldwide.

GOVERNMENT REGULATION AND SUPERVISION

         We benefit from certain international treaties and regulations, such as the North American Free Trade Agreement (NAFTA), which allows for the duty and quota free entry into the United States of certain qualifying merchandise. International trade agreements and embargoes by entities such as the World Trade Organization also can affect our business, although their impact has historically been favorable as it relates to Antik and Yanuk.

         We have implemented various programs and procedures, including unannounced inspections, to ensure that all of the apparel manufacturers with whom we contract fully comply with employment and safety laws and regulations governing their place of operation.

RESEARCH AND DEVELOPMENT

         Mr. Guez, along with a team of designers, is responsible for the design and development of our product lines. There is no formal research and development plan at this time, however, since inception, We have apportioned significant resources on our research and development activities related to our designs.

PRINCIPAL EXECUTIVE OFFICES

         Our principal executive offices are located at 5804 E. Slauson Ave., Commerce California 90040. Our telephone number is (323) 725-5555.

DESCRIPTION OF PROPERTY

         Our offices and warehouse are located in Commerce, California. It is from this facility that we conduct all of our executive and administrative functions, and ship Antik Denim and Yanuk brand products to our customers. We also maintain showrooms in both Los Angeles and New York City. The cost of operations at the Commerce facility and the showrooms is shared by several companies and is allocated to us pursuant to our service agreement with Blue Concept, LLC. We utilize approximately 15,000 sq. ft of the Commerce, California facility and pay approximately $15,000 per month pursuant to this agreement with Blue Concept, LLC. We believe that the facilities utilized by us are well maintained, in good operating condition and adequate to meet our current and foreseeable needs.

         The service agreement with Blue Concept also provides that (i) in consideration of a monthly service fee of $78,500, Blue Concept provides us services in the following areas: MIS, human resources, sales, customer service, EDI Support, quality control, purchasing, import/export services, graphic design, laundry and distribution; and (ii) we share with Blue Concept 15% of the actual telephone, utilities and office supply expenses incurred by Blue Concept, as evidenced by actual invoices presented to us.

LIQUIDITY AND CAPITAL RESOURCES

         Since the beginning of 2005, Mr. Guez has personally contributed $1,200,000 in fabric inventory and $686,200 in cash to Antik. From time to time, he also supports us with temporary advances. As of June 30, 2005, we had advances totaling $141,549 from Mr. Guez.

         We use a factor for working capital and credit administration purposes. Under the factoring agreement, the factor purchases a substantial portion of the trade accounts receivable and assumes all credit risk with respect to such accounts.

         The factor agreement, which terminates on October 18, 2005, provides that we can borrow an amount up to 85% of the value of our approved factored customer invoices, less a reserve of 15% of unpaid accounts purchased and 100% of all such accounts which are disputed. As of June 30, 2005, the amount of the reserve held by the factor was approximately $464,000. The factor commission is 0.08% of the customer invoice amount for terms up to 90 days, plus one quarter of one percent (.25%) for each additional thirty-day term.

         Receivables sold in excess of maximums established by the factor are subject to recourse in the event of nonpayment by the customer. At June 30, 2005, items subject to recourse approximated $998,863. We are contingently liable to the factor for merchandise disputes, customer claims and the like on receivables sold to the factor.

         To the extent that we draw funds prior to the deemed collection date of the accounts receivable sold to the factor, interest is charged at the rate of 1% over the factor's prime lending rate per annum. Factor advances and ledger debt are collateralized by the non-factored accounts receivable, inventories and the personal guarantee of Mr. Guez and Blue Concept, LLC, a company co-owned by him and Elizabeth Guez.

         Our primary source of liquidity is expected to be cash flow generated from operations, cash and cash equivalents currently on hand, and working capital attainable through our factor.

         Additionally, pursuant to the provisions of the Exchange Agreement among us, Antik, and the members of Antik, the members of Antik agreed that, in the event that our stockholders' equity (on a consolidated basis following the closing of the transactions contemplated by that agreement) as reported in our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (the "Consolidated Equity") was less than $5,000,000, the members would contribute, within fifteen (15) days following the filing of such periodic report, equity capital to us in an amount equal to the difference between $5,000,000 and the actual Consolidated Equity reported in such periodic report ("Required Contribution"). In the case of such Required Contribution, each of the Antik members agreed that no additional shares of the Registrant's capital stock would be issued in consideration of such Required Contribution, and therefore, the existing shareholders, including Antik's members, would not be further diluted. On June 27, 2005, the Registrant, Antik, Antik's former members (i.e., the members of Antik prior to the closing of the transactions contemplated by the Exchange Agreement), and Keating Reverse Merger Fund, a beneficiary of certain provisions of the Exchange Agreement, amended the Exchange Agreement to require that the Required Contribution is to be made, if at all, in connection with the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.

RESULTS OF OPERATIONS

         The acquisition of Antik Denim, LLC ("Antik") is accounted for as a reverse merger (recapitalization) in the accompanying financial statements with Antik deemed to be the accounting acquirer, and Blue Holdings deemed to be the legal acquirer. Accordingly the financial statements herein are those of Antik since September 13, 2004 (the date of inception). As such, there are no comparisons with previous periods.

SIX MONTHS ENDED JUNE 30, 2005

         Net cash used by operating activities for the six months ended June 30, 2005 was ($0.66 million). The deficit was created by an increase of $3.42 million in inventory and was financed by an increase of $1.29 million in accounts payable and by additional contributions/paid-in capital of $0.69 million from Mr. Guez.


         We recorded sales of $8.85 million for the six months ending June 30, 2005. Sales in 2005 are related to sales of products by Antik. Gross profit for the six months ending June 30, 2005 was $4.46 million, or 50%. Management expects that sales will continue to increase in the quarter ended September 30, 2005, although the rate of this increase will depend on the co-ordination of our vendors to catch up with the increased amount of purchase orders.

         Selling, distribution and administrative expenses totaled $2.19 million and included purchases of sample fabric, freight, advertising, commissions, travel and trade show expense. The principal components were professional and consulting fees ($0.34 million), and fees paid to Blue Concept, LLC under the service agreement ($0.63 million).

         Net Income after provision for taxes was $1.66 million. Other than the minimum tax of $800 for the State of California, previous members of Antik have agreed not to require distributions for their individual tax liabilities for the period up to the exchange transaction. Therefore our tax provisions were based on the income between April 30 and June 30, 2005. Net Income was adversely affected in the second quarter by the costs associated with the exchange transaction with Antik, namely $0.30 million on professional fees and $0.18 million in accrual for the cost of issuing 102,079 post-reverse-stock-split shares as a finders' fee to the facilitator of the transaction.

THREE MONTHS ENDED JUNE 30, 2005

         We recorded sales of $4.43 million for the three months ending June 30, 2005. Sales in 2005 are related to sales of products by Antik Denim LLC. Gross profit for the three months ending June 30, 2005 was $2.35 million, or 53%.

         Selling, distribution and administrative expenses totaled $1.21 million and included purchases of sample fabric, freight, advertising, commissions, travel and trade show expense. The principal components were professional and consulting fees ($0.13 million), and fees paid to Blue Concept, LLC under the service agreement ($0.31 million).

         Net Income after provision for taxes was $0.53 million. Other than the minimum tax of $800 for the State of California, former members of Antik have undertaken not to take further distributions for their individual tax liabilities. Therefore, our tax provisions were based on the income between April 30 and June 30, 2005. Net income was adversely affected in the quarter by the costs associated with the exchange transaction with Antik, namely $0.30 million on professional fees and $0.18 million in accrual for the cost of issuing 102,079 post-reverse-stock-split shares as a finders' fee to the facilitator of the transaction.

CRITICAL ACCOUNTING POLICIES

         Revenue is recognized when merchandise is shipped to the customer based upon agreed terms and is recorded net of estimated returns, charge backs and markdowns based upon management's estimates and historical experience.

         Trade accounts receivable are recorded at invoiced amounts, less amounts accrued for returns, discounts and allowances. An allowance is provided for specific customer accounts where collection is doubtful and for inherent risk in ultimate collectibility. There is no off-balance sheet credit exposure related to customer receivables.

         Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first -out ("FIFO") method.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates

RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND ALL OTHER INFORMATION CONTAINED IN THIS DESCRIPTION BEFORE PURCHASING SHARES OF OUR COMMON STOCK OR OTHER SECURITIES. INVESTING IN BLUE HOLDINGS' COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IF ANY OF THE FOLLOWING EVENTS OR OUTCOMES ACTUALLY OCCURS, OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION WOULD LIKELY SUFFER. AS A RESULT, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU MAY LOSE ALL OR PART OF THE MONEY YOU PAID TO PURCHASE OUR COMMON STOCK.

RISKS RELATED TO OUR BUSINESS

ANTIK, OUR WHOLLY-OWNED SUBSIDIARY, HAS A LIMITED OPERATING HISTORY, MAKING IT DIFFICULT TO EVALUATE WHETHER IT WILL OPERATE PROFITABLY.

Antik was formed in September 2004 to design, develop, manufacture, market, distribute and sell high end fashion jeans, apparel and accessories. As a result, it does not have a meaningful historical record of sales and revenues nor an established business track record. While our management believes that we have an opportunity to be successful in the high end fashion jean market, there can be no assurance that we will be successful in accomplishing our business initiatives, or that we will achieve any significant level of revenues, or ever recognize net income, from the sale of our products.

Unanticipated problems, expenses and delays are frequently encountered in increasing production and sales and developing new products, especially in the current stage of our business. Our ability to continue to successfully develop, produce and sell our products and to generate significant operating revenues will depend on our ability to, among other matters:

         - successfully market, distribute and sell our products or enter into agreements with third parties to perform these functions on our behalf; and
         -        obtain the financing required to implement our business plan.

Given Antik's limited operating history, our new license agreement with Yanuk, our lack of long-term sales history and other sources of revenue, there can be no assurance that we will be able to achieve any of our goals and develop a sufficiently large customer base to be profitable.

WE MAY REQUIRE ADDITIONAL CAPITAL IN THE FUTURE.

We may not be able to fund our future growth or react to competitive pressures if we lack sufficient funds. Currently, management believes we have sufficient cash on hand and cash available through our factor to fund existing operations for the foreseeable future. However, in the future, we may need to raise additional funds through equity or debt financings or collaborative relationships, including in the event that we lose our relationship with our factor. This additional funding may not be available or, if available, it may not be available on economically reasonable terms. In addition, any additional funding may result in significant dilution to existing shareholders. If adequate funds are not available, we may be required to curtail our operations or obtain funds through collaborative partners that may require us to release material rights to our products.

FAILURE TO MANAGE OUR GROWTH AND EXPANSION COULD IMPAIR OUR BUSINESS.

Management believes that we, including our Antik Denim subsidiary specifically, are poised for significant growth in 2005. However, no assurance can be given that we will be successful in maintaining or increasing our sales in the future. Any future growth in sales will require additional working capital and may place a significant strain on our management, management information systems, inventory management, sourcing capability, distribution facilities and receivables management. Any disruption in our order processing, sourcing or distribution systems could cause orders to be shipped late, and under industry practices, retailers generally can cancel orders or refuse to accept goods due to late shipment. Such cancellations and returns would result in a reduction in revenue, increased administrative and shipping costs and a further burden on our distribution facilities.

Additionally, we intend from time to time to open and/or license retail stores focusing on the Antik Denim, Yanuk and other brands, and to acquire and/or license other businesses and brands, as applicable, as we deem appropriate. If we are unable to adequately manage our retail operations, or to properly integrate any business or brands we acquire and/or license, this could adversely affect our results of operation and financial condition.

WE CURRENTLY OWN OR LICENSE, AND OPERATE, ONLY TWO BRANDS, ANTIK DENIM AND YANUK. IF WE ARE UNSUCCESSFUL IN MARKETING AND DISTRIBUTING THOSE BRANDS OR IN EXECUTING OUR OTHER STRATEGIES, OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION WILL BE ADVERSELY AFFECTED.

While our goal is to employ a multi-brand strategy that will ultimately diversify the fashion and other risks associated with reliance on a limited product line, we currently operate, directly and through our wholly-owned subsidiary, Antik Denim, LLC, only two brands, Antik Denim and Yanuk, one of which, Yanuk, is being operated pursuant to a very recent license agreement. If we are unable to successfully market and distribute the Antik Denim and Yanuk brands, or if the recent popularity of premium denim brands decreases, or if we are unable to execute on our multi-brand strategy to acquire and/or license additional companies and/or brands, as applicable, identified by our management from time to time, our results of operations and financial condition will be adversely affected.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter. We believe that the factors which influence this variability of quarterly results include:

         -        the timing of its introduction of new product lines;
         -        the level of consumer acceptance of each new product line;
         - general economic and industry conditions that affect consumer spending and retailer purchasing;
         -        the availability of manufacturing capacity;
         -        the seasonality of the markets in which it participates;
         -        the timing of trade shows;
         -        the product mix of customer orders;
         - the timing of the placement or cancellation of customer orders;
         -        the weather;
         -        transportation delays;
         -        quotas and other regulatory matters;
         -        the occurrence of charge backs in excess of reserves; and
         - the timing of expenditures in anticipation of increased sales and actions of competitors.

As a result of fluctuations in our revenue and operating expenses that may occur, management believes that period-to-period comparisons of our results of operations are not a good indication of our future performance. It is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In that case, our common stock price could fluctuate significantly or decline.

THE FINANCIAL CONDITION OF OUR CUSTOMERS COULD AFFECT OUR RESULTS OF OPERATIONS.

Certain retailers, including some of our customers, have experienced in the past, and may experience in the future, financial difficulties, which increase the risk of extending credit to such retailers and the risk that financial failure will eliminate a customer entirely. These retailers have attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors. There can be no assurance that we will remain a preferred vendor for our existing customers. A decrease in business from or loss of a major customer could have a material adverse effect on our results of operations. There can be no assurance that our factor will approve the extension of credit to certain retail customers in the future. If a customer's credit is not approved by the factor, we could assume the collection risk on sales to the customer itself, require that the customer provide a letter of credit, or choose not to make sales to the customer.

OUR BUSINESS IS SUBJECT TO RISKS ASSOCIATED WITH IMPORTING PRODUCTS.

A portion of our import operations are subject to tariffs imposed on imported products and quotas imposed by trade agreements. In addition, the countries in which our products are imported may from time to time impose additional new duties, tariffs or other restrictions on its imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or our suppliers' failure to comply with customs or similar laws, could harm our business. We cannot assure that future trade agreements will not provide our competitors with an advantage over us, or increase our costs, either of which could have an adverse effect on our business and financial condition.

Our operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, and the activities and regulations of the World Trade Organization. Generally, these trade agreements benefit our business by reducing or eliminating the duties assessed on products or other materials manufactured in a particular country. However, trade agreements can also impose requirements that adversely affect our business, such as limiting the countries from which we can purchase raw materials and setting duties or restrictions on products that may be imported into the United States from a particular country.

Our ability to import raw materials in a timely and cost-effective manner may also be affected by problems at ports or issues that otherwise affect transportation and warehousing providers, such as labor disputes. These problems could require us to locate alternative ports or warehousing providers to avoid disruption to our customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on our business and financial condition.

OUR DEPENDENCE ON INDEPENDENT MANUFACTURERS AND SUPPLIERS OF RAW MATERIALS REDUCES OUR ABILITY TO CONTROL THE MANUFACTURING PROCESS, WHICH COULD HARM OUR SALES, REPUTATION AND OVERALL PROFITABILITY.

We depend on independent contract manufacturers and suppliers of raw materials to secure a sufficient supply of raw materials and maintain sufficient manufacturing and shipping capacity in an environment characterized by declining prices, labor shortage, continuing cost pressure and increased demands for product innovation and speed-to-market. This dependence could subject us to difficulty in obtaining timely delivery of products of acceptable quality. In addition, a contractor's failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers. The failure to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales, reputation and overall profitability.

We do not have long-term contracts with any of our independent contractors and any of these contractors may unilaterally terminate their relationship with us at any time. While management believes that there exists an adequate supply of contractors to provide products and services to us, to the extent we are not able to secure or maintain relationships with independent contractors that are able to fulfill its requirements, our business would be harmed.

We have initiated standards for our suppliers, and monitor our independent contractors' compliance with applicable labor laws, but we do not control our contractors or their labor practices. The violation of federal, state or foreign labor laws by one of our contractors could result in us being subject to fines and our goods that are manufactured in violation of such laws being seized or their sale in interstate commerce being prohibited. To date, we have not been subject to any sanctions that, individually or in the aggregate, have had a material adverse effect on our business, and we are not aware of any facts on which any such sanctions could be based. There can be no assurance, however, that in the future we will not be subject to sanctions as a result of violations of applicable labor laws by our contractors, or that such sanctions will not have a material adverse effect on our business and results of operations.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS.

The loss of or inability to enforce our trademark "Antik Denim," our licensed trademark "Yanuk" or any of our other proprietary or licensed designs, patents, know-how and trade secrets could adversely affect our business. If any third party copies or otherwise gains access to our trademarks or other proprietary rights, or develops similar products independently, it may be costly to enforce our rights and we would not be able to compete as effectively. Additionally, the laws of foreign countries may provide inadequate protection of intellectual property rights, making it difficult to enforce such rights in those countries.

We may need to bring legal claims to enforce or protect our intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, third parties may bring claims against us alleging that we have infringed on their intellectual property rights or that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate and therefore could have an adverse affect on our business.

THE LOSS OF PAUL GUEZ OR OUR LEAD DESIGNERS WOULD HAVE AN ADVERSE EFFECT ON OUR FUTURE DEVELOPMENT AND COULD SIGNIFICANTLY IMPAIR OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

Our success is largely dependent upon the expertise and knowledge of our Chairman, Chief Executive Officer and President, Paul Guez, our lead designers, Philippe Naouri and Alexandre Caugant, and our ability to continue to hire and retain other key personnel. The loss of Mr. Guez, or any of our other key personnel, could have a material adverse effect on our business, development, financial condition, and operating results. We do not maintain "key person" life insurance on any of our management or key personnel, including Mr. Guez.

RISKS RELATED TO OUR INDUSTRY

OUR SALES ARE HEAVILY INFLUENCED BY GENERAL ECONOMIC CYCLES.

Apparel is a cyclical industry that is heavily dependent upon the overall level of consumer spending. Purchases of apparel and related goods tend to be highly correlated with cycles in the disposable income of our consumers. Our customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. As a result, any substantial deterioration in general economic conditions, increases in interest rates, acts of war, terrorist or political events that diminish consumer spending and confidence in any of the regions in which we compete, could reduce our sales and adversely affect our business and financial condition.

OUR BUSINESS IS HIGHLY COMPETITIVE AND DEPENDS ON CONSUMER SPENDING PATTERNS.

The apparel industry is highly competitive. We face a variety of competitive challenges including:

         - anticipating and quickly responding to changing consumer demands;
         - developing innovative, high-quality products in sizes and styles that appeal to consumers;
         - competitively pricing our products and achieving customer perception of value; and
         -        the need to provide strong and effective marketing support.

WE MUST SUCCESSFULLY GAUGE FASHION TRENDS AND CHANGING CONSUMER PREFERENCES TO SUCCEED.

Our success is largely dependent upon our ability to gauge the fashion tastes of our customers and to provide merchandise that satisfies retail and customer demand in a timely manner. The apparel business fluctuates according to changes in consumer preferences dictated in part by fashion and season. To the extent we misjudge the market for our merchandise, our sales may be adversely affected. Our ability to anticipate and effectively respond to changing fashion trends depends in part on our ability to attract and retain key personnel in our design, merchandising and marketing staff. Competition for these personnel is intense, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods.

OUR BUSINESS MAY BE SUBJECT TO SEASONAL TRENDS.

In the experience of our management, operating results in the high end fashion denim industry have been subject to seasonal trends when measured on a quarterly basis. This trend is dependent on numerous factors, including:

         -        the markets in which we operate;
         -        holiday seasons;
         -        consumer demand;
         -        climate;
         -        economic conditions; and
         -        numerous other factors beyond our control.

OTHER RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK

IF WE NEED TO SELL OR ISSUE ADDITIONAL SHARES OF COMMON STOCK OR ASSUME ADDITIONAL DEBT TO FINANCE FUTURE GROWTH, OUR SHAREHOLDERS' OWNERSHIP COULD BE DILUTED OR OUR EARNINGS COULD BE ADVERSELY IMPACTED.

Our business strategy may include expansion through internal growth, by acquiring complementary businesses, by acquiring or licensing additional brands, or by establishing strategic relationships with targeted customers and suppliers. In order to do so, or to fund our other activities, we may issue additional equity securities that could dilute our shareholders' stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our results of operations.

INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR SHAREHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS.

As of July 31, 2005, our Chief Executive Officer, Paul Goez, Chief Operating Officer, Elizabeth Guez, and three members of our design team, Messrs. Naouri, Caugant and Meyer Abbou, all former members of Antik, owned approximately 95.8% of the outstanding shares of our common stock. Paul and Elizabeth Guez alone own approximately 72.2% of the outstanding shares of our common stock at July 31, 2005. Accordingly, our executive officers and key personnel have the ability to affect the outcome of, or exert considerable influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock.

OUR STOCK PRICE HAS BEEN VOLATILE.

Our common stock is quoted on the Over-The-Counter Bulletin Board, and there can be substantial volatility in the market price of our common stock. The market price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including quarterly
variations  in  operating  results,   operating  results  which  vary  from  the
expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. In addition, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of our common stock.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price of our common stock. Often, price fluctuations are unrelated to operating performance of the specific companies whose stock is affected. In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has occurred against the issuing company. If we were subject to this type of litigation in the future, we could incur substantial costs and a diversion of our management's attention and resources, each of which could have a material adverse effect on our revenue and earnings. Any adverse determination in this type of litigation could also subject us to significant liabilities.

ABSENCE OF DIVIDENDS COULD REDUCE OUR ATTRACTIVENESS TO INVESTORS.

Some investors favor companies that pay dividends, particularly in general downturns in the stock market. We have not declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth, and we do not currently anticipate paying cash dividends on our common stock in the foreseeable future. Because we may not pay dividends, your return on this investment likely depends on your selling our stock at a profit.

ITEM 3.  CONTROLS AND PROCEDURES

As of June 30, 2005, the end of the period covered by this Report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         As set forth in a Definitive Information Statement on Schedule 14C, filed by us with the Securities and Exchange Commission on May 16, 2005, and pursuant to a Certificate of Amendment to our Articles of Incorporation, as filed with the Secretary of State of the State of Nevada on May 27, 2005, effective as of June 7, 2005, we:

         -        changed our name to Blue Holdings, Inc.,
         - caused an increase to our authorized shares of Common Stock from 45,000,000 to 75,000,000 shares, and
         -        caused a 1-for-29 reverse stock split.

         Shareholders holding an aggregate of 98.5% of our total combined voting power approved the foregoing actions on May 4, 2005 by delivering an executed shareholder written consent to our Board of Directors. Pursuant to the shareholder written consent, our Board of Directors approved the foregoing actions also on May 4, 2005.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Service Agreement dated May 18, 2005, between the Company and Blue Concept, LLC.

                  31.1 Certification by Chief Executive Officer and President pursuant to Rule 13a-14(a) or 15d-14(a)
                           under  the  Securities   Exchange  Act  of  1934,  as
                           amended.

                  31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

                  32.1 Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K The following current reports were filed during the quarter ended June 30, 2005:

                  DATE OF FILING                 ITEM REPORTED

                  April 15, 2005       Execution  of  Exchange  Agreement  dated
                                       April 14,  2005,  among  the  Registrant,
                                       Antik Denim, LLC and the members of Antik
                                       Denim, LLC.

                  April 29, 2005       Closing of  transactions  contemplated by
                                       Exchange Agreement.

                  May 4, 2005          Press release  announcing the anticipated
                                       net  sales  and  pre-tax  income of Antik
                                       Denim,  LLC for  quarter  ended March 31,
                                       2005.

                  May 5, 2005          Change  of   certifying   accountant   to
                                       Weinberg & Company, P.A.

                  June 7, 2005         Effectiveness of name change, increase in
                                       authorized shares of common stock and reverse stock split.

                  June 8, 2005         Amendment  to Current  Report on Form 8-K
                                       filed  on April  29,  2005,  to  included
                                       unaudited  financial  statements of Antik
                                       Denim,  LLC for  period  ended  March 31,
                                       2005,   and   corresponding   pro   forma
                                       financials.

                  June 10, 2005        Press  release  announcing  first quarter
                                       earnings of Antik Denim, LLC.

                  June 30, 2005        Amendment to Exchange Agreement to extend
                                       certain obligations thereunder.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BLUE HOLDINGS, INC.



Date: August 12, 2005                 By:  /S/ PATRICK CHOW
                                           ----------------------
                                           Patrick Chow
                                           Chief Financial Officer and Secretary

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
-------           --------------------------------------------------------------

10.1 Service Agreement dated May 18, 2005, between the Company and Blue Concept, LLC.

31.1              Certification   by  Chief  Executive   Officer  and  President
                  pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1              Certification   of  Chief  Executive   Officer  and  President
                  pursuant to 18 U.S.C.  Section  1350,  as adopted  pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

32.2              Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.