Form 10QSB
period 2005-09-30
BLUE HOLDINGS, INC.
filed 2005-11-08
CIK 1139683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2005

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

                               YES  |X|      NO |_|


         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| No |X|

         As of October 31, 2005, 25,557,200 shares of the registrant's common stock were outstanding.



           Transitional Small Business Disclosure Format (Check One):

                               YES |_|       NO |X|

                             TABLE OF CONTENTS


                                                                            Page
                                                                            ----


PART I    Financial Information

Item 1.   Financial Statements

             Balance Sheet (Unaudited)                                        3

             Statement of Operations (Unaudited)                              4

             Statement of Shareholders' Equity (Unaudited)                    5

             Statement of Cash Flows (Unaudited)                              6

             Notes to the Financial Statements (Unaudited)                    7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          15

Item 3.   Controls and Procedures                                            30


PART II   Other Information

Item 6.   Exhibits                                                           31

                                     PART I


ITEM 1.   FINANCIAL STATEMENTS

a.        BALANCE SHEET

BLUE HOLDINGS INC. (FORMERLY KNOWN AS MARINE JET TECHNOLOGY CORP.) CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2005



                                       ASSETS

Current Assets:
  Cash .........................................................     $   489,423
  Due from Factor, net of reserves of $293,949 .................       1,932,527
  Accounts Receivable, net of reserves of $200,000 .............         753,742
  Inventories ..................................................       6,474,070
  Prepaid Expenses and Other Current Assets ....................         192,687
                                                                     -----------
      Total Current Assets .....................................       9,842,449

  Deferred Income Taxes ........................................         278,639
  Property and Equipment, less Accumulated Depreciation ........          63,186
                                                                     -----------

      Total Assets .............................................     $10,184,274
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable .............................................     $ 1,853,224
  Due to Related Parties .......................................         492,472
  Income Taxes Payable .........................................       1,659,673
  Accrued Expenses and Other Current Liabilities ...............         608,492
                                                                     -----------
      Total Current Liabilities ................................       4,613,861
                                                                     -----------

Stockholders' Equity
  Common Stock $0.001 par value
    Authorized 75,000,000 shares
    Issued and outstanding 25,557,200 shares ...................          25,557
  Additional Paid-in Capital ...................................       3,209,070
  Retained Earnings ............................................       2,335,786
                                                                     -----------
      Total Stockholders' Equity ...............................       5,570,413
                                                                     -----------

Total Liabilities and Stockholders' Equity .....................     $10,184,274
                                                                     ===========

See Notes to Condensed Consolidated Financial Statements

STATEMENTS OF OPERATIONS

BLUE HOLDINGS INC. (FORMERLY KNOWN AS MARINE JET TECHNOLOGY CORP.) CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                             THREE MONTH PERIOD ENDED        NINE MONTH PERIOD ENDED
                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                            ---------------------------    ---------------------------
                                                2005           2004            2005           2004
                                            ------------   ------------    ------------   ------------
Net Sales ...............................   $ 11,720,815   $          0    $ 20,575,044   $          0

Cost of Goods Sold ......................      6,041,774         17,495      10,431,204         17,495
                                            ------------   ------------    ------------   ------------

Gross Profit (Loss) .....................      5,679,041        (17,495)     10,143,840        (17,495)

Selling, distribution & administrative
   expenses .............................      2,580,232        113,649       4,772,569        113,649
                                            ------------   ------------    ------------   ------------

Income (loss) before expenses relating
   to exchange transaction and
   provision for income taxes ...........      3,098,809       (131,144)      5,371,271       (131,144)

Expenses relating to exchange transaction         50,000              0         527,617              0
                                            ------------   ------------    ------------   ------------

Income (loss) before provision for ......      3,048,809       (131,144)      4,843,654       (131,144)
   income taxes

Provision for income taxes ..............      1,239,830              0       1,376,114              0
                                            ------------   ------------    ------------   ------------

Net Income (Loss) .......................   $  1,808,979   $   (131,144)   $  3,467,540   $   (131,144)
                                            ============   ============    ============   ============

Basic and diluted earnings (loss)
   per share ............................   $       0.07   $      (0.01)   $       0.14   $      (0.01)
                                            ============   ============    ============   ============

Basic and diluted weighted average
   shares ...............................     25,464,000     25,441,628      25,449,167     25,441,628
                                            ============   ============    ============   ============

See Notes to Condensed Consolidated Financial Statements

STATEMENT OF SHAREHOLDERS' EQUITY

BLUE HOLDINGS INC. (FORMERLY KNOWN AS MARINE JET TECHNOLOGY CORP.) CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

                                                             SHARES ISSUED
                                                        -------------------------      PAID
                                           MEMBERS                     PAR VALUE        IN          RETAINED
                                           EQUITY          NUMBER        0.001        CAPITAL       EARNINGS         TOTAL
                                         -----------    -----------   -----------   -----------    -----------    -----------
Beginning Balance, January 1, 2005 ...   $    39,056           --     $      --     $      --      $      --      $    39,056

Contributions ........................     1,886,200           --            --            --             --        1,886,200

Issuance of shares upon reverse merger          --       24,447,783        24,448       (24,448)          --             --

Old Marine Jet shares ................          --          993,845           994          (994)          --             --

Issuance of shares during
exchange transaction .................          --           13,493            13           (13)          --             --

Change in tax status from LLC to Corp.
 upon exchange transaction ...........    (1,925,256)          --            --       3,057,010     (1,131,754)          --

Shares issued to Finder ..............          --          102,079           102       177,515           --          177,617

Net Income for the period ............          --             --            --            --        3,467,540      3,467,540
                                         -----------    -----------   -----------   -----------    -----------    -----------

Ending Balance September 30, 2005 ....   $      --       25,557,200   $    25,557   $ 3,209,070    $ 2,335,786    $ 5,570,413
                                         ===========    ===========   ===========   ===========    ===========    ===========

See Notes to Condensed Consolidated Financial Statements

STATEMENT OF CASH FLOWS

BLUE HOLDINGS INC. (FORMERLY KNOWN AS MARINE JET TECHNOLOGY CORP.) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                   FOR SEPTEMBER
                                                      FOR THE        13, 2004
                                                    NINE MONTHS     (INCEPTION)
                                                       ENDED            TO
                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                       2005             2004
                                                    -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) ..............................    $ 3,467,540     $  (131,144)
Adjustment to income (loss) not effecting
  use of cash
    Depreciation ...............................          3,062              94
    Stock based exchange transaction
      expense ..................................        177,617            --
Changes in assets and liabilities
    Accounts Receivable ........................       (628,069)           --
    Due from factor ............................     (1,553,933)           --
    Other Receivable ...........................       (235,883)           --
    Inventories ................................     (4,461,882)           --
    Due to Related Parties .....................        247,201         115,563
    Deferred Income Tax ........................       (278,639)           --
    Prepaid Expenses and other current
      assets ...................................         57,817            --
    Income Tax Payable .........................      1,659,673            --
    Accounts Payable ...........................        858,004          18,295
    Due to Customers ...........................        (90,000)           --
    Other Current Liabilities ..................        562,656            --
                                                    -----------     -----------
Net cash (used) provided by operating
  activities ...................................       (214,836)          2,808
                                                    -----------     -----------

CASH FLOWS TO INVESTING  ACTIVITIES
    Purchase of equipment ......................        (55,764)         (2,808)
                                                    -----------     -----------
Net Cash used in investing activities ..........        (55,764)         (2,808)
                                                    -----------     -----------

CASH FLOWS TO FINANCING ACTIVITIES
    Additional Paid in Capital .................        686,200            --
                                                    -----------     -----------
Net cash provided by financing activities ......        686,200            --
                                                    -----------     -----------

Net Increase  in Cash at the end of the
  period .......................................        415,600            --
Cash at the beginning of the period ............         73,823            --
                                                    -----------     -----------
Cash, end of the period ........................    $   489,423     $      --
                                                    ===========     ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW STATEMENT

Cash paid for income tax .......................    $       800     $      --
                                                    ===========     ===========

Inventory contributed by a member at its
  historical cost ..............................    $ 1,200,000     $      --
                                                    ===========     ===========

Stock issued in settlement of an expense
  related to the exchange transaction ..........    $   177,617     $      --
                                                    ===========     ===========

See Notes to Condensed Consolidated Financial Statements

BLUE HOLDINGS INC. (FORMERLY KNOWN AS MARINE JET TECHNOLOGY CORP.) NOTES TO FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2005 (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

         The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2005, the results of operations for the three and nine months ended September 30, 2005 and 2004, and the cash flows for the three and nine months ended September 30, 2005 and 2004.

         Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein no misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission.

         The Company's results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

         (a)      ORGANIZATION:

         Blue Holdings, Inc. (a Nevada corporation formerly known as Marine Jet Technology Corp.) was incorporated in the State of Nevada on February 9, 2000. On April 14, 2005, Blue Holdings entered into an Exchange Agreement with Antik Denim, LLC ("Antik"). At the closing of the transactions contemplated by the Exchange Agreement, which occurred on April 29, 2005, Blue Holdings acquired all of the outstanding membership interests of Antik (the "Interests") from the members of Antik, and the members contributed all of their Interests to Blue Holdings. In exchange, Blue Holdings issued to the members 843,027 shares of Series A Convertible Preferred Stock, par value $0.001 per share, of Blue Holdings ("Preferred Shares"), which, on June 7, 2005, as a result of a change to Marine Jet Technology Corp.'s name to Blue Holdings, Inc. and a 1 for 29 reverse stock split, were converted into 24,447,783 shares of Blue Holding's common stock on a post-reverse stock split basis. As such, immediately following the closing and upon the conversion of the Preferred Shares, the Antik members and Elizabeth Guez, our Chief Operating Officer, owned approximately 95.8% of the total issued and outstanding common stock of Blue Holdings on a fully-diluted basis. Following completion of the exchange transaction, Antik became a wholly-owned subsidiary of Blue Holdings. The acquisition is accounted for as a reverse merger (recapitalization) in the accompanying financial statements with Antik deemed to be the accounting acquirer, and Blue Holdings deemed to be the legal acquirer. As such the financial statements herein are those of Antik since September 13, 2004 (the date of its inception). All assets and liabilities of Marine Jet Technology Corp. were assumed by the major shareholder of Blue Holdings, Inc. prior to the exchange transaction and were inconsequential to the merged companies.

         On June 7, 2005, Marine Jet Technology Corp. changed its name to Blue Holdings, Inc., and increased its authorized number of common stock to 75,000,000. Pursuant to the provisions of the Exchange Agreement with Antik, the former members of Antik agreed that, in the event that the shareholders' equity of Blue Holdings (on a consolidated basis following the closing of the transactions contemplated by the Exchange Agreement), as reported in Blue Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the "Consolidated Equity"), was less than $5,000,000, the former members would contribute, within fifteen (15) days following the filing of such periodic report, equity capital to Blue Holdings in an amount equal to the difference between $5,000,000 and the actual Consolidated Equity reported in such periodic report ("Required Contribution"). In the case of such Required Contribution, each of the Antik members agreed that no additional shares of capital stock of Blue Holdings would be issued in consideration of such Required Contribution, and therefore, the existing shareholders of Blue Holdings, including Antik's former members, would not be further diluted. By an amendment dated June 27, 2005, the date of June 30, 2005 for calculation of the Consolidated Equity was amended to September 30, 2005. The Company's Consolidated Equity as of September 30, 2005 was $5,570,413 and no such additional contribution by the members will be required.

         (b)      NATURE OF OPERATIONS:

         The Company operates exclusively in the wholesale apparel industry. The Company designs, develops, markets and distributes high fashion jeans and accessories under the brand names "Antik Denim," "Yanuk," "U," and as of October 31, 2005, "Taverniti So Jeans." The Company's products include jeans, jackets, belts, purses and T-shirts. The Company currently sells its products in the United States, Canada, Japan and the European Union directly to department stores and boutiques and through distribution arrangements in certain foreign jurisdictions. The Company is headquartered in Commerce, California and maintains showrooms in New York and Los Angeles. The Company opened a retail store in Los Angeles during August 2005, whose operations are not yet significant to the consolidated operations.

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

         (b)      INVENTORY VALUATION:

         Inventories are stated at the lower of cost (first-in, first-out method) or market.

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

         (d)      ADVERTISING:

         Advertising costs are expensed as of the first date the advertisements take place. Advertising expenses included in selling expenses approximated $234,980 and $296,481 for the three and nine months ended September 30, 2005, respectively.

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

         (f)      INCOME TAXES:

         Antik had four individual members until April 29, 2005. After the exchange transaction, Blue Holdings became the sole member of Antik. Federal and State income tax obligations for the period through and including April 29, 2005 were passed through to the previous members of Antik, and the Company recorded no provision for such taxes. The Company has agreed with the previous members of Antik that the Company will not make any distributions to pay tax liabilities, if any, on income earned prior to April 30, 2005. Consequently, the taxes on the income of Antik through April 29, 2005 are payable individually by each member.

         The Company accounts for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

         The Company's provision for income taxes at September 30, 2005 was based on income for the period from April 30, 2005 to September 30, 2005 as adjusted for timing differences outstanding at the date that Blue Holdings became the sole member of Antik. The Company's income tax provision was computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit.

         Provision for income taxes was $1,376,114 for the nine months ended September 30, 2005 as compared to $136,284 for the six months ended June 30, 2005. Provision for income taxes as a percentage of income before income taxes was 40.85% for the nine months ended September 30, 2005 and 40.00% for the six months ended June 30, 2005. For the nine months ended September 30, 2005 and the six months ended June 30, 2005, the effective tax rate differs from the federal statutory income tax rate of 34.00% primarily due to the effect of state income taxes and certain expenses that are not deductible for tax purposes.

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

         (h)      CONCENTRATION OF CREDIT RISK:

         Financial instruments, which potentially expose us to concentration of credit risk, consist primarily of cash, trade accounts receivable, and amounts due from our factor. Concentration of credit risk with respect to trade accounts receivable at September 30, 2005 is limited due to the number of customers comprising the Company's customer base and their dispersion throughout the United States. The Company extends unsecured credit to its customers in the normal course of business.

         The Company's cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company's policy is to maintain cash balances with high quality financial institutions.

         The Company's products are primarily sold to department stores and specialty retail stores. These customers can be significantly affected by changes in economic, competitive or other factors. The Company makes substantial sales to a relatively few, large customers. In order to minimize the risk of loss, the Company assigns certain amount of domestic accounts receivable to a factor without recourse or requires letters of credit from its customers prior to the shipment of goods. For non-factored receivables, account-monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required. No single customer accounted for more than 10% of total sales in the three and nine months ended September 30, 2005, and only one customer accounted for 9% and 6% in the three and nine months ended September 30, 2005, respectively, of total sales.

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

         (j)      ACCOUNTS RECEIVABLE - ALLOWANCE FOR RETURNS, DISCOUNTS AND BAD
                  DEBTS:

         The Company evaluates its ability to collect accounts receivable and the circumstances surrounding chargebacks (disputes from the customer) based upon a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations (such as in the case of bankruptcy filings or substantial downgrading by credit sources), a specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, the Company recognizes reserves for bad debts and uncollectible chargebacks based on its historical collection experience. If collection experience deteriorates (for example, due to an unexpected material adverse change in a major customer's ability to meet its financial obligations to the Company), the estimates of the recoverability of amounts due could be reduced by a material amount.

         (k)      SHIPPING AND HANDLING COSTS:

         Freight   charges   are   included   in   selling,   distribution   and
administrative expenses in the statement of operations and approximated $66,126 and $184,059 for the three and nine months ended September 30, 2005.

NOTE 3 - DUE FROM FACTOR

         We use a factor for working capital and credit administration purposes. Under the factoring agreement, the factor purchases a substantial portion of the trade accounts receivable and assumes all credit risk with respect to such accounts.

         The factor agreement, which originally provided that Antik could borrow an amount up to 85% of the value of its approved factored customer invoices, less a reserve of 15% of unpaid accounts purchased and 100% of all such accounts which are disputed. The factor agreement, which was amended effective July 25, 2005, terminates on July 24, 2006, lists the Company as an additional borrower, and makes available to both the Company and Antik a combined line of credit up to $1.5 million against inventory. The Company and Antik can borrow against inventory up to 33.3% of the value of eligible raw materials and finished goods. The factor agreement was again amended on September 1, 2005 to increase the ratio against approved factored invoices from 85% to 90%, and to provide for the automatic renewal of the credit facilities after July 24, 2006 subject to 120 days' termination notice from any party.

         As of September 30, 2005, the factor holds $5,393,168 of accounts receivable purchased from us and has made advances to us of $3,496,640 against those receivables. The amount of the reserve held by the factor was approximately $811,000. The factor commission is 0.8% of the customer invoice amount for terms up to 90 days, plus one quarter of one percent (.25%) for each additional thirty-day term. Receivables sold in excess of maximums established by the factor are subject to recourse in the event of nonpayment by the customer. The Company is contingently liable to the factor for merchandise disputes, customer claims and the like on receivables sold to the factor. Items subject to recourse approximated $1,688,797 as of September 30, 2005. To the extent that the Company draws funds prior to the deemed collection date of the accounts receivable sold to the factor, interest is charged at the rate of 1% over the factor's prime lending rate per annum. Factor advances are collateralized by the non-factored accounts receivable, inventories and the personal guarantee of Paul Guez, our Chairman, Chief Executive Officer, President and majority shareholder, and Blue Concept, LLC ("Blue Concept"), a company co-owned by Paul Guez and his spouse, Elizabeth Guez.


NOTE 4 - INVENTORIES

         Inventories at September 30, 2005 are summarized as follows:


         Raw Materials ...........................           $2,523,968
         Work-in-Process .........................            1,162,369
         Finished Goods ..........................            2,787,733
                                                             ----------
             TOTAL ...............................           $6,474,070
                                                             ==========

NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment at September 30, 2005 is summarized as follows:


         Furniture .....................................        $ 3,869
         Leasehold Improvements ........................         32,500
         Computer Equipment ............................         30,268
                                                                -------
             SUBTOTAL ..................................         66,637

         Less: Accumulated depreciation
            and Amortization ...........................          3,451
                                                                -------
             TOTAL .....................................        $63,186
                                                                =======

NOTE 6 - RELATED PARTY TRANSACTIONS

         The Company had sales to related parties of $72,107 and $838,618 during the three and nine months ended September 30, 2005, respectively. Before the exchange transaction, the sales terms were at a discount of approximately 20% from regular wholesale prices. The terms were changed to regular wholesale prices after the exchange transaction with Antik.

         The Company also purchased fabric at cost from Blue Concept for $157,740 and $617,604 during the three and nine months ended September 30, 2005, respectively. During the three and nine months ended September 30, 2005, we reimbursed $312,148 and $936,443, respectively, for certain expenses (consisting of salaries, payroll taxes, utilities, common area services, rent, insurance and other office services) to Blue Concept. The arrangement was formalized under a Service Agreement signed on May 18, 2005.

         Since July 2005, the Company has purchased finished "Yanuk" products from Blue Concept. These purchases were made at a cost plus basis to cover the cost of goods sold plus allocated overhead. Off -price Yanuk products were sold on behalf of Blue Concept with an overhead recovery charged to Blue Concept. The purchase formula was approved by the Board of Directors of the Company, including all of its independent directors. During the three months ended September 30, 2005, total purchases from Blue Concept amounted to $1,356,947. The Company has started to build its own production team to make Yanuk products in the fourth quarter.

         Paul Guez and Blue Concept have personally guaranteed all advances and ledger debt due to the Company's factor.

         October 6, 2005, the Company entered into a five-year license agreement with Yanuk Jeans LLC ("Yanuk"), effective October 5, 2005. Under the terms of the agreement, the Company will be the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of Yanuk's "U" brand products to the wholesale and retail trade. The Company will pay to Yanuk a royalty of five percent of all net sales of the licensed products and shall pay a guaranteed minimum royalty on an annual basis. In addition, during the term of the license agreement, the company has the option to purchase from Yanuk the property licensed under the agreement.

         On October 31, 2005, the Company entered into an exchange agreement with Taverniti So Jeans, LLC, a California limited liability company ("Taverniti"), and the members of Taverniti (the "Taverniti Members"). Under the exchange agreement, the Company acquired all of the outstanding membership interests of Taverniti (the "Interests") from the Taverniti Members, and the Taverniti Members contributed all of their Interests to the Company. In exchange, the Company issued to the Taverniti Members, on a pro rata basis, an aggregate of 500,000 shares of the Common Stock, par value $0.001 per share, of the Company, and paid to the Taverniti Members, on a pro rata basis, an aggregate of Seven Hundred Fifty Thousand Dollars ($750,000). At the closing of the exchange transaction, Taverniti became a wholly-owned subsidiary of the Company. Paul Guez, the Company's Chairman, Chief Executive Officer, President and majority shareholder, is the sole manager and a member of Taverniti. Elizabeth Guez, Paul Guez's spouse and the Company's Chief Operating Officer, is a member of Taverniti. Two other members of Mr. and Mrs. Guez's family are the remaining members of Taverniti.

         Taverniti is the exclusive licensee for the design, development, manufacture, sale, marketing and distribution of the "Taverniti So Jeans" trademark in the denim and knit sports wear categories for men and women. It is paying royalties to Taverniti Holdings LLC in the ranges of 5-8 percent depending on the net sales of the licensed products pursuant to a license agreement with Taverniti Holdings LLC. Taverniti Holdings LLC is jointly owned by Paul Guez (60%) and Jimmy Taverniti (40%), the designer of the products for the brand, and Mr. Guez is the sole manager. The license agreement was signed in May 2004 and expires on December 31, 2015.

NOTE 7 - DUE FROM/TO RELATED PARTIES

         The related parties are the Company's majority shareholder (who is also the Chairman, Chief Executive Officer and President of the Company) and limited liability companies that are co-owned by the majority shareholder. These amounts are all unsecured and non-interest bearing. All non-trade related advances from related parties have been repaid. Trade-related outstanding items follow regular payment terms as invoiced.

NOTE 8 - MAJOR SUPPLIERS

         During the three months ended September 30, 2005, 3 suppliers comprised greater than 10% of the Company's purchases. Purchases from these suppliers were 20%, 11% and 10%, respectively. During the nine months ended September 30, 2005, 2 suppliers comprised greater than 10% of the Company's purchases. Purchases from these suppliers were 17% and 14%, respectively.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash, due from factor, accounts receivable, accounts payable, due to related parties, income-tax payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these items.

NOTE 10 - OFF-BALANCE SHEET RISK

         Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable. As described in
Note 3, the Company sells the majority of its trade accounts receivable to a factor and is contingently liable to the factor for merchandise disputes and other customer claims. The amount of total factor receivables approximated $5,393,168 as of September 30, 2005.

NOTE 11 - CAPITAL CONTRIBUTION

         Since the beginning of 2005, Mr. Guez has personally contributed $1,200,000 in fabric inventory and $686,200 in cash to the Company. From time to time, he also supports the Company with temporary advances. As of September 30, 2005, the Company had advances totaling $151,383 from Mr. Guez which are included in amounts due to related parties on the accompanying balance sheet.

NOTE 12 - COMMITMENTS

         On July 5, 2005, the Company entered into a ten-year license agreement with Yanuk Jeans LLC ("Yanuk"). Under the terms of the agreement, the Company will be the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of Yanuk's "Yanuk" brand products. The Company will pay to Yanuk a royalty of six percent of all net sales of such products and shall pay a guaranteed minimum royalty on a quarterly basis. Also the company has the option to purchase from Yanuk the property licensed under the agreement.

         On July 8, 2005, we entered into an Employment Agreement, which was amended on August 23, 2005, with Philippe Naouri. Mr. Naouri was engaged by us as a fashion director and senior vice president in charge of design, development, manufacturing, marketing and wholesale of apparel and related accessories bearing the "Antik Denim" trademark for a term of 5 years commencing on July 11, 2005 and terminating on July 10, 2010.

Mr. Naouri receives an annual salary of $240,000. Mr. Naouri is also entitled to participate in our bonus, incentive stock option, savings and retirement plans as such plans become available

         On September 8, 2005, Antik entered into a term sheet license agreement with Titan Industries, Inc. that provides Titan with an exclusive right to use the "Antik Denim" trademark for the sale of men's and women's footwear in the United States and its possessions and territories, Canada and Mexico, and a right of first refusal for similar use of the trademark in Europe and South America.

         October 6, 2005, the Company entered into a five-year license agreement with Yanuk Jeans LLC ("Yanuk"), effective October 5, 2005. Under the terms of the agreement, the Company will be the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of Yanuk's "U" brand products to the wholesale and retail trade. The Company will pay to Yanuk a royalty of five percent of all net sales of the licensed products and shall pay a guaranteed minimum royalty on an annual basis. In addition, during the term of the license agreement, the company has the option to purchase from Yanuk the property licensed under the agreement.

         On October 31, 2005, the Company entered into an exchange agreement to acquire the business and all the assets and liabilities of Taverniti So Jeans LLC which was 100% owned by Paul Guez and his family. The Company will issue 500,000 new shares of common stock, and pay $750,000 in cash, as consideration for the acquisition. The transaction will be accounted for as a combination of companies under common control.

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

         As a result of the closing of the transactions contemplated by the Exchange Agreement, the Antik Members (together with Elizabeth Guez, our Chief Operating Officer) held approximately 95.8% of the outstanding shares of our common stock immediately following the transaction.

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

RECENT DEVELOPMENTS

         On September 8, 2005, Antik entered into a term sheet license agreement with Titan Industries, Inc. that provides Titan with an exclusive right to use the "Antik Denim" trademark for the sale of men's and women's footwear in the United States and its possessions and territories, Canada and Mexico, and a right of first refusal for similar use of the trademark in Europe and South America.

         October 6, 2005, the Company entered into a five-year license agreement with Yanuk Jeans LLC ("Yanuk"), effective October 5, 2005. Under the terms of the agreement, the Company will be the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of Yanuk's "U" brand products to the wholesale and retail trade. The Company will pay to Yanuk a royalty of five percent of all net sales of the licensed products and shall pay a guaranteed minimum royalty on an annual basis. In addition, during the term of the license agreement, the company has the option to purchase from Yanuk the property licensed under the agreement.

         On October 7, 2005, the Company filed a registration statement on Form SB-2 (file number 333-128906) with the Securities and Exchange Commission registering the sale of up to 3,000,000 shares of our common stock from time to time in one or more offerings. We subsequently determined not to pursue the proposed offering as described in the registration statement and withdrew the registration statement on October 19, 2005 pursuant to Rule 477 promulgated under the Securities Act of 1933, as amended.

         On October 31, 2005,  the Company  entered  into an exchange  agreement
with  Taverniti  So  Jeans,   LLC,  a  California   limited   liability  company
("Taverniti"), and the members of Taverniti (the "Taverniti Members").

Under the exchange agreement, the Company acquired all of the outstanding membership interests of Taverniti (the "Interests") from the Taverniti Members, and the Taverniti Members contributed all of their Interests to the Company. In exchange, the Company issued to the Taverniti Members, on a pro rata basis, an aggregate of 500,000 shares of the Common Stock, par value $0.001 per share, of the Company, and paid to the Taverniti Members, on a pro rata basis, an aggregate of Seven Hundred Fifty Thousand Dollars ($750,000). At the closing of the exchange transaction, Taverniti became a wholly-owned subsidiary of the Company. Paul Guez, the Company's Chairman, Chief Executive Officer, President and majority shareholder, is the sole manager and a member of Taverniti. Elizabeth Guez, Paul Guez's spouse and the Company's Chief Operating Officer, is a member of Taverniti. Two other members of Mr. and Mrs. Guez's family are the remaining members of Taverniti.

         Taverniti is the exclusive licensee for the design, development, manufacture, sale, marketing and distribution of the "Taverniti So Jeans" trademark in the denim and knit sports wear categories for men and women. It is paying royalties to Taverniti Holdings LLC in the ranges of 5-8 percent depending on the net sales of the licensed products pursuant to a license agreement with Taverniti Holdings LLC. Taverniti Holdings LLC is jointly owned by Paul Guez (60%) and Jimmy Taverniti (40%), the designer of the products for the brand, and Mr. Guez is the sole manager. The license agreement was signed in May 2004 and expires on December 31, 2015.

OUR BUSINESS

GENERAL OVERVIEW

         We, directly and through our wholly-owned subsidiary, Antik Denim, LLC, which was formed in September 2004, design, develop, manufacture, market, distribute and sell high end fashion jeans, apparel and accessories. We market, distribute and sell "Antik Denim" brand products and, as a result of recent license agreements with Yanuk, "Yanuk" and "U" brand products, in the United States, and internationally in countries that include, but are not limited to, Canada, Belgium, France, Germany, Sweden, Italy, Korea, and Japan. As a result of the acquisition of Taverniti in October 2005, we will similarly market, distribute and sell the "Taverniti So Jeans" brand products.

         We market and distribute our products by participating in industry trade shows, as well as through our show rooms in Los Angeles and New York. We maintain distributor relationships in the United Kingdom, France, Germany, Sweden, Greece, Belgium, Italy, Mexico and Japan. With respect to the Antik Denim brand, except for Mexico and Japan we currently have no exclusive or long term distribution agreements with any party covering any territory, and do not depend on any single distributor to distribute our products. With respect to the Yanuk brand, except for Mexico and Japan, we currently have no exclusive or long term distribution agreements with any party covering any territory, and do not depend on any single distributor to distribute our products. Our distributors often, but not always, purchase products from us at a discount for resale to their customers in their respective territories. Our distributors warehouse our products at their expense and they ship to and collect payment from their customers directly.

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

         We intend to operate certain flagship stores domestically and to license overseas operators to open retail stores that focus on high end fashion denim generally, and the "Antik Denim," "Yanuk," "U" and "Tavernit So Jeans" brands, in particular. While there is no existing plan with respect to the roll-out of such stores, our first retail store opened on August 27, 2005 on Melrose Avenue in Los Angeles.

EMPLOYEES

         As of October 31, 2005, we had 73 employees, not including our three executive officers, Paul Guez, our Chairman, Chief Executive Officer and President, Elizabeth Guez, our Chief Operating Officer, and Patrick Chow, our Chief Financial Officer and Secretary. Of those employees, 53 are employed on a full time basis. The remaining 20 employees are part-time and season based employees. All of our part-time and season based employees are allocated under a service agreement with Blue Concept, LLC, an entity co-owned by Paul and Elizabeth Guez. A description of that service agreement is set forth below in the section entitled "Description of Property." Mr. Guez leads our product development, marketing and sales, and Ms. Guez oversees all product production, including our contract manufacturing activities. Our employees are not unionized and except as described in the paragraph below, no employees are subject to existing employment agreements.

         Antik executed a letter agreement dated March 21, 2005 with Messrs. Naouri and Caugant, two of its principal designers and former members, pursuant to which Antik agreed that, to the extent Antik closed its exchange transaction with us, Antik would, or would use its best efforts to cause us to, enter into employment agreements with each of Messrs. Naouri and Caugant whereby such individuals would (i) perform fashion design services for Antik or us, (ii) be entitled to receive annual salaries of $240,000, plus bonuses based on net sales arising from "Antik Denim" brand apparel, and (iii) be entitled to receive such other benefits as Antik or we may elect to offer to our other employees from time to time. On July 8, 2005, we entered into an Employment Agreement with Philippe Naouri based on the foregoing letter agreement entered into with Antik. This agreement was amended on August 23, 2005 and such amendment was effective on August 1, 2005. Pursuant to the terms of Mr. Naouri's employment agreement, as amended, Mr. Naouri was engaged by us as a fashion director and senior vice president in charge of design, development, manufacturing, marketing and wholesale of apparel and related accessories bearing the "Antik Denim" trademark for a term of 5 years commencing on July 11, 2005 and terminating on July 10, 2010. Mr. Naouri will receive an annual salary of $240,000. Mr. Naouri is entitled to participate in our bonus, incentive stock option, savings and retirement plans as such plans become available. We have not yet entered into an agreement with Mr. Caugant but anticipate doing so on or before the end of the fiscal year ended December 31, 2005.

OUR PRODUCTS

         Our principal products are high end fashion jeans that we design, manufacture, market, distribute and sell, including through our wholly-owned subsidiary, Antik Denim, LLC, under the "Antik Denim" and "Yanuk" labels. These jeans are sold in the United States and abroad to upscale retailers and boutiques. As a result of the acquisition of Taverniti in October 2005, we will similarly design, manufacture, market, distribute and sell the "Taverniti So Jeans" brand products.

         We currently sell men's and women's styles and are in the process of launching a children's line. "Antik Denim," "Yanuk" and "Taverniti So Jeans" brand jeans are made from high quality fabrics milled in the United States, Japan, Italy and Spain and are processed with cutting edge treatments and finishes. Our concepts and designs, including Antik Denim's distinct vintage western flair, and our extraordinary fit, embellishments, patent pending pockets, unique finishes, hand stitching, embroidery detail and other attention to detail and quality give "Antik Denim," "Yanuk" and "Taverniti So Jeans" brand jeans and apparel a competitive advantage in the high end fashion jean market.

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

         With the recent license of the "U" brand from Yanuk, we plan to design, develop, market and distribute jeans and accessories under the "U" brand at price points different from those of Antik Denim, Yanuk and Taverniti So Jeans.

PRODUCT STRATEGY

         Our overall product strategy is to offer multiple brands of apparel in the premium and better denim segments. As a result of license agreements with Yanuk Jeans, LLC, we currently market our products under the "Antik Denim," "Yanuk" and "U" brands and plan to continue to further expand our brand portfolio by acquisition and/or license of existing apparel companies and/or brands, as applicable, in the premium or better segments of the industry, or the creation of new brands by our internal design team. Our recent license of the "U" brand from Yanuk, and our recent acquisition of Taverniti, evidences this strategy. While no other definitive arrangement or plan is currently in place, we expect our management to periodically review potential acquisition targets and/or license partners and to make recommendations to our Board of Directors. Our goal to employ a multi-brand strategy which diversifies the fashion and other risks associated with reliance on limited product lines. We believe the increase in demand for premium denim products over the last couple of years and relatively high retail price points for premium jeans, ranging from approximately $200 to $400, offers us a significant opportunity to increase our revenues and improve our profitability.

         We also intend to license our proprietary owned and licensed trademarks with respect to products that we believe are not in our core line of business. While there is no existing plan with respect to the types of products to which we intend to license our proprietary trademarks, on September 8, 2005, Antik entered into a term sheet license agreement with Titan Industries, Inc. that provides Titan with an exclusive right to use the "Antik Denim" trademark for the sale of men's and women's footwear in the United States and its possessions and territories, Canada and Mexico, and a right of first refusal for similar use of the trademark in Europe and South America.

         Over the last thirty years, Mr. Guez, our Chairman, Chief Executive Officer and President, has engaged in the design, marketing, manufacturing and wholesale distribution of premium fashion and denim collections, including Sasson Jeans and more recently, a growing stable of contemporary brands, such as Duarte Jeans, Elvis, Memphis Blues and Grail Jeans. Our principle designers, Philippe Naouri and Alex Caugant have previously assisted world-renowned casual apparel companies such as Chevignon, Diesel, GOA, and Replay in the design and development of successful brands and products.

OPERATING STRATEGY

         Our operating strategy is to continue to build on our strengths in brand development, marketing, distribution, and product sourcing capabilities to become the leading company in the high fashion denim apparel industry. Our goal is to leverage the expertise and relationships gained by our executive management and product design teams' prior experience in creating and developing premium denim apparel brands, product sourcing and manufacturing in the US, Mexico, and Asia, and distributing to high-end retail channels both domestically and internationally.

         Additionally, while we have a service agreement with Blue Concept in place, we have started to build our own team of professionals responsible for coordinating product manufacturing, material sourcing, and sales and marketing, all of whom have significant prior experience and established relationships in the denim apparel industry.

GROWTH STRATEGY

         We plan to continue to expand our operations, revenues, and profits through our internal growth and the acquisition and/or license of complimentary apparel brands or companies that we may identify from time to time. We anticipate that our internal growth will be driven by (1) expansion of our product lines by introducing new styles and complimentary products and accessories, (2) expansion of our wholesale distribution, both domestically and internationally through high end retailers, and (3) the opening of select retail flagship stores domestically and the licensing of operators overseas to open stores to promote the identity of our brands. Our first retail store opened on August 27, 2005 on Melrose Avenue in Los Angeles. We anticipate that our growth strategy through acquisitions and/or licenses will involve the acquisition or license of additional companies and/or brands, as applicable, depending upon a company's and/or a brand's sales revenues, name and brand recognition, and/or synergies with the "Antik Denim," "Yanuk" and "U" brands, with the ultimate goal of building a portfolio of lifestyle brands in the premium and better segments of the denim industry. Our recent license of the "U" brand from Yanuk, and our recent acquisition of Taverniti, evidences this strategy. While no other definitive arrangement or plan is currently in place, we expect our management to periodically review potential acquisition targets and/or licensing partners and to make recommendations to our Board of Directors.

SUPPLY STRATEGY

         We purchase our fabric, thread and other raw materials from various industry suppliers within the United States and abroad. We do not currently have any long-term agreements in place for the supply of our fabric, thread or other raw materials. The fabric, thread and other raw materials used by us are available from a large number of suppliers worldwide.

         During the three months ended September 30, 2005, three suppliers comprised greater than 10% of the Company's purchases. Purchases from these suppliers were 20%, 11% and 10% respectively. During the nine months ended September 30, 2005, two suppliers comprised greater than 10% of the Company's purchases. Purchases from these suppliers were 17% and 14%, respectively.

MANUFACTURING

         We presently outsource all of our manufacturing to contract vendors using just in time ordering. We use several contract vendors for our manufacturing needs with the bulk of purchases (approximately 70%) currently occurring from domestic (U.S.) factories. We are increasing the use of factories in Mexico and the Far East. We are not reliant on any one manufacturer and manufacturing capacity is readily available to meet our current and planned needs. We maintain rigorous quality control systems for both raw and finished goods. To maintain low fixed expenses, we will continue to outsource the vast majority of our production. We will add additional contractors as required to meet our needs.

         We believe we can realize significant cost savings in product manufacturing because of our strong relationships with a diverse group of U.S. and international contract manufacturers established by our management team through their prior experience in the apparel industry. Also the increase in production volume as a result of our multi-brand strategy will give us economies of scale to achieve more cost savings.

COMPETITION

         The high-end fashion denim industry is very competitive and fragmented. Our competitors are companies such as Levi Strauss, Calvin Klein, Joe's Jeans, True Religion Apparel, Innovo Group, Inc., Seven For All Mankind and Citizens of Humanity.

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

TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

         Antik is the holder of trademark applications for the "Antique Denim" and "Antik Denim" marks in the United States and various other foreign jurisdictions. Antik also owns several proprietary concepts and designs, including pending trademark and patent applications on its pocket designs. Yanuk, from whom we hold exclusive licenses to exploit products based on the "Yanuk" and "U" brands, is the holder of several United States and foreign trademarks.

         Taverniti is the exclusive licensee for the design, development, manufacture, sale, marketing and distribution of the "Taverniti So Jeans" trademark in the denim and knit sports wear categories for men and women. It is paying royalties to Taverniti Holdings LLC in the ranges of 5-8 percent depending on the net sales of the licensed products pursuant to a license agreement with Taverniti Holdings LLC. Taverniti Holdings LLC is jointly owned by Paul Guez (60%) and Jimmy Taverniti (40%), the designer of the products for the brand, and Mr. Guez is the sole manager. The license agreement was signed in May 2004 and expires on December 31, 2015.

         We anticipate continuing to expand the "Antik Denim," "Yanuk," "U" and "Taverniti So Jeans" brands, and their proprietary trademarks and designs, worldwide. We also anticipate taking, and have already taken, coordinated action to curb an increase in the domestic and international counterfeiting of Antik's stylized pocket design and other intellectual property, including, without limitation, through litigation if necessary.

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

PRINCIPAL EXECUTIVE OFFICES

         Our principal executive offices are located at 5804 E. Slauson Ave., Commerce, California 90040. Our telephone number is (323) 725-5555.

DESCRIPTION OF PROPERTY

         Our offices and warehouse are located in Commerce, California. It is from this facility that we conduct all of our executive and administrative functions, and ship products to our customers. We also maintain showrooms in both Los Angeles and New York City. The cost of operations at the Commerce facility and the showrooms is shared by several companies and is allocated to us pursuant to our service agreement with Blue Concept, LLC. We utilize approximately 15,000 sq. ft of the Commerce, California facility and pay approximately $15,000 per month pursuant to this agreement with Blue Concept, LLC. We believe that the facilities utilized by us are well maintained, in good operating condition and adequate to meet our current and foreseeable needs.

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

         On August 27, 2005, we opened a retail store in Los Angeles and assumed all the obligations of a 10-year property lease which was previously signed by Blue Concept, LLC in April, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 2005, net cash used by operating activities amounted to $(0.21 million). The deficit was created by an increase of $4.5 million in inventory, $1.6 million in due from factor and $0.86 million in accounts receivables. This deficit was financed by an increase of
$1.7  million  in  tax  payable,   $0.9  million  in  accounts  payable  and  by
contribution of inventory for $1.2 million by Mr. Guez and additional paid-in-capital of $0.7 million, mostly from Mr. Guez.

         Since the beginning of 2005, Mr. Guez has personally contributed $1,200,000 in fabric inventory and $686,200 in cash to the Company. From time to time, he also supports the Company with temporary advances. As of September 30, 2005, the Company had advances totaling $151,383 from Mr. Guez which are included in amounts due to related parties on the accompanying balance sheet.

         We use a factor for working capital and credit administration purposes. Under the factoring agreement, the factor purchases a substantial portion of the trade accounts receivable and assumes all credit risk with respect to such accounts.

         The factor agreement, which originally terminated on October 18, 2006, provides that Antik can borrow an amount up to 85% of the value of its approved factored customer invoices, less a reserve of 15% of unpaid accounts purchased and 100% of all such accounts which are disputed. The factor agreement, which was amended effective July 25, 2005, now terminates on July 24, 2006, and lists the Company as an additional borrower, and makes available to both the Company and Antik a combined line of credit up to $1.5 million against inventory. The Company and Antik can borrow against inventory up to 33.3% of the value of eligible raw materials and finished goods. The factor agreement was again amended on September 1, 2005 to increase the ratio against approved factored invoices from 85% to 90%, and to provide for the automatic renewal of the credit facilities after July 24, 2006 subject to 120 days' termination notice from any party.

         As of September 30, 2005, the amount of the reserve held by the factor was approximately $811,000. The factor commission is 0.8% of the customer invoice amount for terms up to 90 days, plus one quarter of one percent (.25%) for each additional thirty-day term. Receivables sold in excess of maximums established by the factor are subject to recourse in the event of nonpayment by the customer. The Company is contingently liable to the factor for merchandise disputes, customer claims and the like on receivables sold to the factor. Items subject to recourse approximated $1,688,797 as of September 30, 2005. To the extent that the Company draws funds prior to the deemed collection date of the accounts receivable sold to the factor, interest is charged at the rate of 1% over the factor's prime lending rate per annum. Factor advances and ledger debt are collateralized by the non-factored accounts receivable, inventories and the personal guarantee of Paul Guez, our Chairman, Chief Executive Officer, President and majority shareholder, and Blue Concept, LLC ("Blue Concept"), a company co-owned by Paul Guez and his spouse, Elizabeth Guez.

         Our primary source of liquidity is expected to be cash flow generated from operations, cash and cash equivalents currently on hand, and working capital attainable through our factor.

         Additionally, pursuant to the provisions of the Exchange Agreement among us, Antik, and the members of Antik, the members of Antik agreed that, in the event that our shareholders' equity (on a consolidated basis following the closing of the transactions contemplated by that agreement) as reported in our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (the "Consolidated Equity") was less than $5,000,000, the members would contribute, within fifteen (15) days following the filing of such periodic report, equity capital to us in an amount equal to the difference between $5,000,000 and the actual Consolidated Equity reported in such periodic report ("Required Contribution"). In the case of such Required Contribution, each of the Antik members agreed that no additional shares of our capital stock would be issued in consideration of such Required Contribution, and therefore, the existing shareholders, including Antik's members, would not be further diluted. On June 27, 2005, we, Antik, Antik's former members (i.e., the members of Antik prior to the closing of the transactions contemplated by the Exchange Agreement), and Keating Reverse Merger Fund, a beneficiary of certain provisions of the Exchange Agreement, amended the Exchange Agreement to require that the Required Contribution is to be made, if at all, in connection with the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005. Our Consolidated Equity for the quarter ended September 30, 2005 was $5.5 million, and accordingly, the Required Contribution will not be required to be paid by the former Antik members.

RESULTS OF OPERATIONS

         The acquisition of Antik Denim, LLC ("Antik") is accounted for as a reverse merger (recapitalization) in the accompanying financial statements with Antik deemed to be the accounting acquirer, and Blue Holdings deemed to be the legal acquirer. Accordingly the financial statements herein are those of Antik since September 13, 2004 (the date of its inception). As such, there are no comparisons with previous periods.

NINE MONTHS ENDED SEPTEMBER 30, 2005

         For the nine months ended September 30, 2005, net cash used by operating activities amounted to $(0.21 million). The deficit was created by an increase of $4.5 million in inventory, $1.6 million in due from factor and $0.86 million in accounts receivables. This deficit was financed by an increase of
$1.7 million in tax payable, $0.9 million in accounts payable and by contribution of inventory for $1.2 million by Mr. Guez and additional paid-in capital of $0.7 million, mostly from Mr. Guez.

         We recorded sales of $20.6 million for the nine months ending September 30, 2005. Gross profit for the nine months ending September 30, 2005 was $10.1 million, or 49.3%. The majority of our sales in the nine months were generated from the Antik Denim brand. Management expects that sales in the fourth quarter will slow down as a result of seasonality trends in purchases by customers.

         Selling, distribution and administrative expenses for the nine months ended September 30, 2005 totaled $4.8 million and included design and sales-related expenses such as purchases of sample fabric, freight, advertising, commissions, travel and trade show expense. The principal components were legal and professional ($1.00 million), and fees paid to Blue Concept, LLC under the service agreement ($0.94 million). Net Income after provision for taxes was $3.4 million. Other than the minimum tax of $800 for the State of California, previous members of Antik have agreed not to require distributions for their individual tax liabilities for the period up to the exchange transaction.
Therefore, our tax provisions were based on income between April 30 and September 30, 2005.

THREE MONTHS ENDED SEPTEMBER 30, 2005

         Net cash provided by operating activities for the three months ended September 30, 2005 was $0.51 million. Besides the cash inflow from net income, the surplus was also the result of an increase in income tax payable by $1.3 million and accrued expenses by $0.51 million. These cash inflows were then offset by an increase of $0.72 million in accounts receivable, $1.5 million in due from Factor, and $1 million in inventory.

         We recorded sales of $11.7 million for the three months ending September 30, 2005. Gross profit for the three months ended September 30, 2005 was 5.7 million, or 48.5%. The gross margin in the quarter was diluted by the sale of old inventory at lower margins. The majority of our sales in the quarter were generated from the Antik Denim brand. The increase in sales was due to strong demand for the Antik Denim brand, both domestically and internationally.

         Selling, distribution and administrative expenses totaled $2.6 million and included design and sales-related expenses such as purchases of sample fabric, freight, advertising, commissions, travel and trade show expense. The principal components were design and development expenses ($0.4 million), fees paid to Blue Concept, LLC under the service agreement ($0.31 million), advertising and trade shows ($0.23 million), and legal and professional fees ($0.18 million). With the exception of fees under the service agreement, we expect these other expenses will continue to increase in line with the expansion of our business.

         Net Income after provision for taxes was $1.8 million. Other than the minimum tax of $800 for the State of California, former members of Antik have undertaken not to take further distributions for their individual tax liabilities. Therefore, our tax provisions were based on the income between July 1 and September 30, 2005. During the quarter, the Company reimbursed $50,000 to the principal shareholder in full and final settlement of all expenses relating to the exchange transaction.

PERIOD FROM SEPTEMBER 13, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2004

         Net cash used by operating activities for the period from inception through September 30, 2004 was $0 as funds were provided through increases in due to related parties by $0.12 million and accounts payable by $0.02 million.

         We recorded sales of $0 for the period from inception through September 30, 2004. Selling, distribution and administrative expenses totaled $0.13 million and included payroll, purchases of sample fabric, freight, travel and duties. The principal component was design expenses ($0.03 million).

CRITICAL ACCOUNTING POLICIES

         Revenue is recognized when merchandise is shipped to the customer based upon agreed terms and is recorded net of estimated returns, charge backs and markdowns based upon management's estimates and historical experience.

         Trade accounts receivable are recorded at invoiced amounts, less amounts accrued for returns, discounts and allowances. An allowance is provided for specific customer accounts where collection is doubtful and for inherent risk in our ability to ultimate collect. There is no off-balance sheet credit exposure related to customer receivables.

         Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out ("FIFO") method.

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


RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND ALL OTHER INFORMATION CONTAINED IN THIS DESCRIPTION BEFORE PURCHASING SHARES OF OUR COMMON STOCK OR OTHER SECURITIES. INVESTING IN BLUE HOLDINGS' COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING US. ADDITIONAL RISKS AND UNCERTAINTIES THAT WE ARE NOT AWARE OF, OR THAT WE CURRENTLY DEEM IMMATERIAL, ALSO MAY BECOME IMPORTANT FACTORS THAT AFFECT US. IF ANY OF THE FOLLOWING EVENTS OR OUTCOMES ACTUALLY OCCURS, OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION WOULD LIKELY SUFFER. AS A RESULT, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU MAY LOSE ALL OR PART OF THE MONEY YOU PAID TO PURCHASE OUR COMMON STOCK.

RISKS RELATED TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY, MAKING IT DIFFICULT TO EVALUATE WHETHER WE WILL OPERATE PROFITABLY.

Antik was formed in September 2004 to design, develop, manufacture, market, distribute and sell high end fashion jeans, apparel and accessories. As a result, we do not have a meaningful historical record of sales and revenues nor an established business track record. While our management believes that we have an opportunity to be successful in the high end fashion jean market, there can be no assurance that we will be successful in accomplishing our business initiatives, or that we will achieve any significant level of revenues, or ever recognize net income, from the sale of our products.

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

Given our limited operating history, our new license agreements with Yanuk, our acquisition of Taverniti, and our lack of long-term sales history and other sources of revenue, there can be no assurance that we will be able to achieve any of our goals and develop a sufficiently large customer base to be profitable.

WE MAY REQUIRE ADDITIONAL CAPITAL IN THE FUTURE.

We may not be able to fund our future growth or react to competitive pressures if we lack sufficient funds. Currently, management believes we have sufficient cash on hand and cash available through our factor to fund existing operations for the foreseeable future. However, in the future, we may need to raise additional funds through equity or debt financings or collaborative relationships, including in the event that we lose our relationship with our factor. This additional funding may not be available or, if available, it may not be available on economically reasonable terms. In addition, any additional funding may result in significant dilution to existing shareholders. If adequate funds are not available on commercially acceptable terms, we may be required to curtail our operations or obtain funds through collaborative partners that may require us to release material rights to our products.

FAILURE TO MANAGE OUR GROWTH AND EXPANSION COULD IMPAIR OUR BUSINESS.

Management believes that we are poised for significant growth in 2006. However, no assurance can be given that we will be successful in maintaining or increasing our sales in the future. Any future growth in sales will require additional working capital and may place a significant strain on our management, management information systems, inventory management, sourcing capability, distribution facilities and receivables management. Any disruption in our order processing, sourcing or distribution systems could cause orders to be shipped late, and under industry practices, retailers generally can cancel orders or refuse to accept goods due to late shipment. Such cancellations and returns would result in a reduction in revenue, increased administrative and shipping costs and a further burden on our distribution facilities.

Additionally, we intend from time to time to open and/or license retail stores focusing on the "Antik Denim," "Yanuk," "Taverniti So Jeans" and other brands, and to acquire and/or license other businesses and brands, as applicable, as we deem appropriate. If we are unable to adequately manage our retail operations, or to properly integrate any business or brands we acquire and/or license, this could adversely affect our results of operation and financial condition.

WE CURRENTLY OWN OR LICENSE, AND OPERATE, A LIMITED NUMBER OF PRINCIPAL BRANDS. IF WE ARE UNSUCCESSFUL IN MARKETING AND DISTRIBUTING THOSE BRANDS OR IN EXECUTING OUR OTHER STRATEGIES, OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION WILL BE ADVERSELY AFFECTED.

While our goal is to employ a multi-brand strategy that will ultimately diversify the fashion and other risks associated with reliance on a limited product line, we currently operate, directly and through our wholly-owned subsidiary, Antik Denim, LLC, a limited number of principal brands, most of which are being operated pursuant to very recent license or acquisition agreements. If we are unable to successfully market and distribute our branded products, or if the recent popularity of premium denim brands decreases, or if we are unable to execute on our multi-brand strategy to acquire and/or license additional companies and/or brands, as applicable, identified by our management from time to time, our results of operations and financial condition will be adversely affected.

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

We have initiated standards for our suppliers, and monitor our independent contractors' compliance with applicable labor laws, but we do not control our contractors or their labor practices. The violation of federal, state or foreign labor laws by one of our contractors could result in us being subject to fines and our goods that are manufactured in violation of such laws being seized or their sale in interstate commerce being prohibited. To date, we have not been subject to any sanctions that, individually or in the aggregate, have had a material adverse effect on our business, and we is not aware of any facts on which any such sanctions could be based. There can be no assurance, however, that in the future we will not be subject to sanctions as a result of violations of applicable labor laws by our contractors, or that such sanctions will not have a material adverse effect on our business and results of operations.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS.

The loss of or inability to enforce our trademarks or any of our other proprietary or licensed designs, patents, know-how and trade secrets could adversely affect our business. If any third party copies or otherwise gains access to our trademarks or other proprietary rights, or develops similar products independently, it may be costly to enforce our rights and we would not be able to compete as effectively. Additionally, the laws of foreign countries may provide inadequate protection of intellectual property rights, making it difficult to enforce such rights in those countries.

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

Our success is largely dependent upon the expertise and knowledge of our Chairman, Chief Executive Officer and President, Paul Guez, and our lead designers, and our ability to continue to hire and retain other key personnel. The loss of Mr. Guez, or any of our other key personnel, could have a material adverse effect on our business, development, financial condition, and operating results. We do not maintain "key person" life insurance on any of our management or key personnel, including Mr. Guez.

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

OTHER RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK

OUR SALE OF SECURITIES IN ANY EQUITY OR DEBT FINANCING COULD RESULT IN DILUTION TO OUR SHAREHOLDERS AND HAVE A MATERIAL ADVERSE EFFECT ON OUR EARNINGS.

Any sale of shares by us in future private placement offerings could result in dilution to our existing shareholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth, by acquiring complementary businesses, by acquiring or licensing additional brands, or by establishing strategic relationships with targeted customers and suppliers. In order to do so, or to fund our other activities, we may issue additional equity securities that could dilute our shareholders' stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our results of operations.

INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR SHAREHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS.

As of October 31, 2005, our Chief Executive Officer, Paul Guez, Chief Operating Officer, Elizabeth Guez, Chief Financial Officer, Patrick Chow, and three members of our design team, Messrs. Naouri, Caugant and Meyer Abbou, all former members of Antik, owned approximately 89.9% of the outstanding shares of our common stock. Paul and Elizabeth Guez alone own approximately 72.1% of the outstanding shares of our common stock at October 31, 2005. Accordingly, our executive officers and key personnel have the ability to affect the outcome of, or exert considerable influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.  CONTROLS AND PROCEDURES

         As of September 30, 2005, the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         There was no change in the our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM 6.  EXHIBITS

      EXHIBIT
      NUMBER        DESCRIPTION OF EXHIBIT
      -------       ----------------------

       10.1 License Agreement dated July 5, 2005, between the Company and Yanuk Jeans, LLC (Incorporated by reference to Exhibit
                    10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2005).

       10.2 Employment Agreement dated July 8, 2005, between the Company and Philippe Naouri (Incorporated by reference to Exhibit
                    10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2005).

       10.3 First Amendment to Employment Agreement effective as of August 1, 2005, between the Company and Philippe Naouri (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2005).

       10.4 Licensing Term Sheet dated September 8, 2005, between Antik Denim, LLC and Titan Industries, Inc.

       10.5 License Agreement effective October 5, 2005, between the Company and Yanuk Jeans, LLC (Incorporated by reference to
                    Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2005).

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

                                     BLUE HOLDINGS, INC.



Date: November 8, 2005               By:  /S/ PATRICK CHOW
                                          -------------------------------------
                                          Patrick Chow
                                          Chief Financial Officer and Secretary

                                  EXHIBIT INDEX

      EXHIBIT
      NUMBER        DESCRIPTION OF EXHIBIT
      -------       ----------------------

       10.1 License Agreement dated July 5, 2005, between the Company and Yanuk Jeans, LLC (Incorporated by reference to Exhibit
                    10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2005).

       10.2 Employment Agreement dated July 8, 2005, between the Company and Philippe Naouri (Incorporated by reference to Exhibit
                    10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2005).

       10.3 First Amendment to Employment Agreement effective as of August 1, 2005, between the Company and Philippe Naouri (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2005).

       10.4 Licensing Term Sheet dated September 8, 2005, between Antik Denim, LLC and Titan Industries, Inc.

       10.5 License Agreement effective October 5, 2005, between the Company and Yanuk Jeans, LLC (Incorporated by reference to
                    Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2005).

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