Form 10KSB
period 2005-12-31
BLUE HOLDINGS, INC.
filed 2006-03-23
CIK 1139683

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 000-33297

                               BLUE HOLDINGS, INC.
                 (Name of Small Business Issuer In Its Charter)

                     NEVADA                               88-0450923
          (State or Other Jurisdiction                 (I.R.S. Employer
        of Incorporation or Organization)              Identification No.)

                            5804 EAST SLAUSON AVENUE
                           COMMERCE, CALIFORNIA 90040
              (Address of Principal Executive Offices and Zip Code)

                                 (323) 725-5555
                          (Issuer's telephone Number)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for past 90 days.  Yes |X|   No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.)   Yes |_|   No |X|

The issuer's revenues for the fiscal year ended December 31, 2005 were $36,365,205.

At March 1, 2006, the aggregate market value of the voting stock held by non-affiliates of the issuer was $21,413,348.

At March 1, 2006, the issuer had 26,057,200 shares of Common Stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes |_|   No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission are incorporated by reference into Part III, Items 9, 10, 11, 12 and 14 of this Form 10-KSB.


================================================================================

                               BLUE HOLDINGS, INC.
                         2005 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS

PART I                                                                         3
--------------------------------------------------------------------------------
ITEM 1.      DESCRIPTION OF BUSINESS...........................................3

ITEM 2.      DESCRIPTION OF PROPERTY..........................................15

ITEM 3.      LEGAL PROCEEDINGS................................................15

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............15

PART II                                                                       16
--------------------------------------------------------------------------------
ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........16

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........17

ITEM 7.      FINANCIAL STATEMENTS.............................................24

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURES........................................42

ITEM 8A.     CONTROLS AND PROCEDURES..........................................42

ITEM 8B.     OTHER INFORMATION................................................42

PART III                                                                      43
--------------------------------------------------------------------------------
ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT................43

ITEM 10.     EXECUTIVE COMPENSATION...........................................43

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             AND RELATED STOCKHOLDER MATTERS..................................43

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................43

ITEM 13.     EXHIBITS.........................................................43

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................43

                                     PART I

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
              ----------------------------------------------------

         This 2005 Annual Report on Form 10-KSB, including the sections entitled "Risk Factors," "Management's Discussion and Analysis or Plan of Operation" and "Business," contains "forward-looking statements" that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management's goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes" and "estimates," and similar expressions, as well as statements in future tense, identify forward-looking statements.

         Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management's good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

         o our failure to implement our business plan within the time period we originally planned to accomplish; and

         o other factors discussed under the headings "Risk Factors," "Management's Discussion and Analysis or Plan of Operation" and "Business."

         Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

         All references to "we," "our," "us" and the "Company" in this Annual Report on Form 10-KSB refer to Blue Holdings, Inc. and its subsidiaries.

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         We design, develop, market and distribute high end fashion jeans, apparel and accessories under the brand names "Antik Denim," "Yanuk," "U" and "Taverniti So Jeans." We also plan to design, develop, market and distribute jeans and accessories under other brands that we may license or acquire from time to time. Our products currently include jeans, jackets, belts, purses and T-shirts. We currently sell our products in the United States, Canada, Japan and the European Union directly to department stores and boutiques and through distribution arrangements in certain foreign jurisdictions. We are headquartered in Commerce, California and maintain two showrooms in New York and Los Angeles. We opened a retail store in Los Angeles during August 2005.

         We operate in the high end fashion denim industry. Our competitors are companies such as Levi Strauss, Calvin Klein, Joe's Jeans, True Religion Apparel, Seven For All Mankind and Citizens of Humanity. Our competitive edge lies in our ability to create innovative concepts and designs, to develop products with extraordinary fit, and to expand our high quality fabrics and finishes, treatments and embellishments (including our copyrighted pockets, hand stitching and embroidery detail).

CORPORATE BACKGROUND

         Blue Holdings, Inc. was incorporated in the State of Nevada on February 9, 2000 under the name Marine Jet Technology Corp. From our inception through January 2005, we focused on developing and marketing boat propulsion technology. Between January and February 2005, we entered into separate transactions whereby, among other matters, Keating Reverse Merger Fund, LLC ("KRM Fund"), an existing shareholder of the Company, agreed to purchase a substantial majority of our outstanding common stock, and Intellijet Marine, Inc., a company formed by our former majority shareholder and principal executive officer and director, Jeff P. Jordan, acquired all of our boat propulsion technology assets and assumed all of our then existing liabilities.

         Between February 4, 2005 and April 29, 2005, we existed as a public "shell" company with nominal assets.

REVERSE ACQUISITION AND SIGNIFICANT DEVELOPMENTS IN 2005

         On April 14, 2005, we entered into an Exchange Agreement (the "Antik Exchange Agreement") with Antik Denim, LLC, a California limited liability company formed in September 2004 ("Antik"), the members of Antik (the "Antik Members"), and KRM Fund. The closing of the transactions contemplated by the Antik Exchange Agreement occurred on April 29, 2005. At the closing, we acquired all of the outstanding membership interests of Antik (the "Antik Interests") from the Antik Members, and the Antik Members contributed all of their Antik Interests to us. In exchange, we issued to the Antik Members 843,027 shares of our Series A Convertible Preferred Stock, par value $0.001 per share (the "Preferred Shares"), which, as a result of the approval by a substantial majority of our outstanding shareholders entitled to vote and the approval by our Board of Directors, of amendments to our Articles of Incorporation that (i) changed our name to Blue Holdings, Inc., (ii) increased our authorized number of shares of common stock to 75,000,000, and (iii) adopted a 1-for-29 reverse stock split, on June 7, 2005 converted into 708,984,875 shares of our common stock on a pre-reverse stock split basis and 24,447,783 shares of our common stock on a post-reverse stock split basis.

         At the closing, Antik became our wholly-owned subsidiary. The exchange transaction with Antik was accounted for as a reverse merger (recapitalization) with Antik deemed to be the accounting acquirer, and we were deemed to be the legal acquirer.

         As of March 1, 2006, the former members of Antik held approximately 87.8% of the outstanding shares of our common stock.

         On July 5, 2005, we entered into a license agreement with Yanuk Jeans LLC, a company wholly-owned by Paul Guez, to sell products under the "Yanuk" label. This agreement became effective as of July 1, 2005, and will expire on June 30, 2015. Under the terms of the agreement, we became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of "Yanuk" branded products to the wholesale and retail trade. The agreement provides for annual royalty payments equal to six percent of all net sales that we generate from sale of the licensed products or annual minimum royalty payments. In addition, during the term of the license agreement, we have the option to purchase from Yanuk Jeans LLC the property licensed under the agreement.

         On September 8, 2005, Antik entered into an agreement with Titan Industries, Inc. that provides Titan with an exclusive right to use the "Antik Denim" trademark for the sale of men's and women's footwear in the United States and its possessions and territories, Canada and Mexico, and a right of first refusal for similar use of the trademark in Europe and South America.

         On October 6, 2005, we entered into a five-year license agreement with Yanuk Jeans LLC, effective October 5, 2005. Under the terms of the license agreement, we became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of Yanuk Jeans LLC's "U" brand products to the wholesale and retail trade. The agreement provides for annual royalty payments equal to five percent of all net sales that we generate from sale of the licensed products or annual minimum royalty payments. In addition, during the term of the license agreement, we have the option to purchase from Yanuk Jeans LLC the property licensed under the license agreement.

         On October 31, 2005, we entered into an Exchange Agreement (the "Taverniti Exchange Agreement") with Taverniti So Jeans, LLC, a California limited liability company formed in September 2004 ("Taverniti"), and the members of Taverniti (the "Taverniti Members"). Under the Taverniti Exchange Agreement, the Company acquired all of the outstanding membership interests of Taverniti (the "Taverniti Interests") from the Taverniti Members, and the Taverniti Members contributed all of their Taverniti Interests to the Company. In exchange, we issued to the Taverniti Members, on a pro rata basis, an aggregate of 500,000 shares of our Common Stock, par value $0.001 per share, and paid to the Taverniti Members, on a pro rata basis, an aggregate of Seven Hundred Fifty Thousand Dollars ($750,000). At the closing of the exchange transaction, Taverniti became our wholly-owned subsidiary.

         Paul Guez, the Company's Chairman, Chief Executive Officer, President and majority shareholder, was and remains the sole manager and was member of Taverniti. Elizabeth Guez, Paul Guez's spouse and the Company's former Chief Operating Officer, was a member of Taverniti. Two other members of Mr. and Mrs. Guez's family, including Gregory Abbou, the President of Taverniti, were the remaining members of Taverniti. Taverniti is the exclusive licensee for the design, development, manufacture, sale, marketing and distribution of the "Taverniti So Jeans" trademark in the denim and knit sports wear categories for men and women. It is paying royalties to Taverniti Holdings LLC in the ranges of 5-8 percent depending on the net sales of the licensed products pursuant to a license agreement with Taverniti Holdings LLC. Taverniti Holdings LLC is jointly owned by Paul Guez (60%) and Jimmy Taverniti (40%), the designer of the products for the brand, and Mr. Guez is the sole manager. The license agreement was signed in May 2004 and expires on December 31, 2015.

BUSINESS STRATEGY

         We strive to build on our position in the principal markets in which we compete by focusing on the following four core elements of our business strategy.

         PRODUCT STRATEGY

         Our overall product strategy is to offer multiple brands of apparel in the premium and better denim segments. As a result of the license agreements with Yanuk Jeans, LLC and the acquisition of Taverniti So Jeans LLC, we currently market our products under the "Antik Denim," "Taverniti So Jeans", "Yanuk" and "U" brands and plan to continue to further expand our brand portfolio by acquisition and/or license of existing apparel companies and/or brands, as applicable, in the premium or better segments of the industry, or the creation of new brands by our internal design team. Although no definitive arrangement or plan is currently in place, we expect our management to periodically review potential acquisition and licensing opportunities to expand our product line and brands in these targeted market segments. Our goal is to employ a multi-brand strategy to reduce risks associated with the natural life cycle of a single brand and to appeal to a broader customer base with different looks from different brands. We believe the increase in demand for premium denim products over the last couple of years and relatively high retail price points for premium jeans, ranging from approximately $150 to $400, offers us a significant opportunity to increase our revenues and improve our profitability.

         We also intend to license our proprietary owned and licensed trademarks with respect to products that we believe are not in our core line of business. While there is no existing plan with respect to the types of products to which we intend to license our proprietary trademarks, on September 8, 2005, Antik entered into a license agreement with Titan Industries, Inc. that provides Titan with an exclusive right to use the "Antik Denim" trademark for the sale of men's and women's footwear in the United States and its possessions and territories, Canada and Mexico, and a right of first refusal for similar use of the trademark in Europe and South America.

         Our senior management team has significant experience in developing and marketing multiple premium denim products and brands, which we believe demonstrates a capability to implement our product strategy. Over the last thirty years, Mr. Guez, our Chairman, Chief Executive Officer and President, has engaged in the design, marketing, manufacturing and wholesale distribution of premium fashion and denim collections, including Sasson Jeans and more recently, a growing stable of contemporary brands, such as Duarte Jeans, Elvis, Memphis Blues and Grail Jeans. Our principal designers, Philippe Naouri and Alex
Caugant, Jimmy Taverniti and Benjamin Taverniti have previously assisted world-renowned casual apparel companies such as Chevignon, Diesel, GOA, and Replay in the design and development of successful brands and products.

         OPERATING STRATEGY

         Our operating strategy is to continue to build on our strengths in brand development, marketing, distribution and product sourcing capabilities to become the leading company in the high fashion denim apparel industry. Our goal is to leverage the expertise and relationships gained by our executive management and product design teams' prior experience in creating and developing premium denim apparel brands, product sourcing and manufacturing in the US, Mexico and Asia, and distributing to high-end retail channels both domestically and internationally.

         Historically, we have relied on the services and staff of companies affiliated with Mr. Paul Guez in several areas of our business operations. We are moving away from this model and we are in the process of building a team of professionals with significant prior experience and established relationships in the denim apparel industry to assume the responsibility for coordinating product manufacturing, material sourcing, and sales and marketing.

         GROWTH STRATEGY

         We plan to continue to expand our operations, revenues, and profits through our internal growth and the acquisition and/or license of complimentary apparel brands or companies that we may identify from time to time. We anticipate that our internal growth will be driven by (1) expansion of our product lines by introducing new styles, including at varying price points, and complimentary products and accessories, (2) expansion of our wholesale distribution, both domestically and internationally through high end retailers
(3) the opening of select retail flagship stores domestically and the licensing of operators overseas to open stores to promote the identity of our brands, and
(4) a broader retail strategy focusing on the launch and operation of stores retailing our various brands. Our first retail store opened on August 27, 2005 on Melrose Avenue in Los Angeles. We anticipate that our growth strategy through acquisitions and/or licenses will involve the acquisition or license of additional companies and/or brands, as applicable, depending upon a company's and/or a brand's sales revenues, name and brand recognition, and/or synergies with the "Antik Denim," "Taverniti So Jeans", "Yanuk" and "U" brands, with the ultimate goal of building a portfolio of lifestyle brands in the premium and better segments of the denim industry. In line with this strategy, we licensed the rights to the "U" brand from Yanuk Jeans LLC, and completed the acquisition of Taverniti. Although no other definitive arrangement or plan is currently in place, we expect our management to periodically review and evaluate potential acquisition and licensing opportunities and make recommendations to our Board of Directors.

         SUPPLY STRATEGY

         We purchase our fabric, thread and other raw materials from various industry suppliers within the United States and abroad. We do not currently have any long-term agreements in place for the supply of our fabric, thread or other raw materials. The fabric, thread and other raw materials used by us are available from a large number of suppliers worldwide. During fiscal 2005, other than Blue Concept LLC which is a related party and from which we purchased fabric, only one supplier comprised greater than 10% of the Company's purchases. Purchases from that supplier represented 12.7% of our total supply purchases.

OUR PRODUCTS

         Our principal products are high end fashion jeans that we design, manufacture, market, distribute and sell, including through our wholly-owned subsidiaries, Antik and Taverniti, under the "Antik Denim", "Taverniti So Jeans" and "Yanuk" labels. These jeans are sold in the United States and abroad to upscale retailers and boutiques. We currently sell men's and women's styles and have launched a children's line for both "Antik Denim" and "Taverniti So Jeans." "Antik Denim," "Yanuk" and "Taverniti So Jeans" brand jeans are made from high quality fabrics milled in the United States, Japan, Italy and Spain and are processed with cutting edge treatments and finishes. Our concepts and designs, including Antik Denim's distinct vintage western flair, and our extraordinary fit, embellishments, patent pending pockets, unique finishes, hand stitching, embroidery detail and other attention to detail and quality give "Antik Denim," "Yanuk" and "Taverniti So Jeans" brand jeans and apparel a competitive advantage in the high end fashion jean market. Antik branded products currently account for a large majority of our sales. In 2005, Antik branded products accounted for approximately 70% of our net sales, "Taverniti So Jeans" branded products accounted for approximately 19.5% of our net sales, and "Yanuk" branded products accounted for approximately 10.5% of our net sales, for the year. We expect that our "Taverniti So Jeans" branded products will account for a larger percentage of our overall sales in 2006.

         Our jeans are available in multiple combinations of washes, fabrics and finishes, with as many as 20 different combinations of colors, fabrics and finishes on certain styles. Indeed, we introduce new versions of our major styles each month in different colors, washes and finishes. Although the majority of our sales arise from the sale of jean products, our product line is balanced by tops, including knits and wovens, and accessories, the sales of which we anticipate will continue to grow.

         With the license of the "U" brand from Yanuk Jeans LLC, we plan to design, develop, market and distribute jeans and accessories under the "U" brand at price points different from those of "Antik Denim," "Yanuk" and "Taverniti So Jeans."

MARKETING, DISTRIBUTION AND SALES

         We market, distribute and sell "Antik Denim" brand products and, as a result of license agreements with Yanuk Jeans LLC, "Yanuk" and "U" brand products, in the United States and internationally in a number of other countries such as Canada, Belgium, France, Germany, Sweden, Italy, Korea and Japan. As a result of the acquisition of Taverniti in October 2005, we will similarly market, distribute and sell "Taverniti So Jeans" brand products. In 2005, 18% of our total sales came from overseas customers.

         We market and distribute our products by participating in industry trade shows, as well as through our show rooms in Los Angeles and New York. We maintain distributor relationships in the United Kingdom, France, Germany, Sweden, Greece, Belgium, Italy, Mexico and Japan. Except for Mexico, Japan and Canada, we currently have no exclusive or long term distribution agreements with any party covering any territory, and do not depend on any single distributor to distribute our products. Our distributors often, but not always, purchase products from us at a discount for resale to their customers in their respective territories. Our distributors warehouse our products at their expense and they ship to and collect payment from their customers directly.

         Our products are sold in the United States to department stores and boutiques such as Saks Fifth Avenue, Neiman Marcus, Nordstrom, Bloomingdales, Bergdorf Goodman, Atrium, Fred Segal, Intermix, Kitson and Bendel, as well as smaller boutiques throughout the country. Our products are sold internationally to department stores and boutiques such as Lane Crawford in Hong Kong, Harrods and Harvey Nichols in the United Kingdom, Barneys and Isetan in Japan, Galleries Lafayette in France, and Holt Renfrew in Canada.

         We intend to operate certain flagship stores domestically and to license overseas operators to open retail stores that focus on high end fashion denim generally, and the "Antik Denim," "Yanuk," "U" and

"Taverniti So Jeans" brands, in particular. We also intend to explore a broader retail strategy focusing on the launch and operation of stores retailing our various brands. While there is no existing plan with respect to the roll-out of such stores, our first retail store was opened on August 27, 2005 on Melrose Avenue in Los Angeles.

MANUFACTURING

         We presently outsource all of our manufacturing to contract vendors using just in time ordering. We use several contract vendors for our manufacturing needs with the bulk of purchases (approximately 70%) currently made from domestic (U.S.) factories. We are increasing the use of factories in Mexico and the Far East. We do not rely on any one manufacturer and we believe additional manufacturing capacity is available to meet our current and planned needs. We maintain rigorous quality control systems for both raw and finished goods. We will continue to outsource the majority of our production capacity to maintain low fixed expenses. We will add additional contractors as required to meet our needs. During fiscal 2005, three sub-contractors accounted for 13.76%, 12.91% and 12.68%, respectively, of our manufacturing. One of these sub-contractors, which principally provided manufacturing services to Taverniti, is Azteca Production International Inc., a company co-owned by Paul Guez, our Chairman and Chief Executive Officer.

         We believe we can realize significant cost savings in product manufacturing because of our strong relationships with a diverse group of U.S. and international contract manufacturers established by our management team through their prior experience in the apparel industry. In addition, the increase in production volume as a result of our multi-brand strategy will give us economies of scale to achieve more cost savings.

COMPETITION

         The high-end fashion denim industry is very competitive and fragmented. Our competitors are companies such as Levi Strauss, Calvin Klein, Joe's Jeans, True Religion Apparel, Seven For All Mankind and Citizens of Humanity.

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

TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

         Antik, is the holder of trademark applications for the "Antique Denim" and "Antik Denim" marks in the United States and various other foreign jurisdictions. Antik also owns several proprietary concepts and designs, including pending trademark and patent applications on its pocket designs. Yanuk Jeans LLC, from whom we hold exclusive licenses to exploit products based on the "Yanuk" and "U" brands, is the holder of several United States and foreign trademarks.

         Taverniti is the exclusive licensee for the design, development, manufacture, sale, marketing and distribution of the "Taverniti So Jeans" trademark in the denim and knit sportswear categories for men and women. It is paying royalties to Taverniti Holdings LLC in the range of 5-8 percent depending on the net sales of the licensed products pursuant to a license agreement with Taverniti Holdings LLC. Taverniti Holdings LLC is jointly owned by Paul Guez (60%) and Jimmy Taverniti (40%), the designer of the products for the brand, and Mr. Guez is the sole manager. The license agreement was signed in May 2004 and expires on December 31, 2015.

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

GOVERNMENT REGULATION AND SUPERVISION

         We benefit from certain international treaties and regulations, such as the North American Free Trade Agreement (NAFTA), which allows for the duty and quota free entry into the United States of certain qualifying merchandise. International trade agreements and embargoes by entities such as the World Trade Organization also can affect our business, although their impact has historically been favorable.

         We have implemented various programs and procedures, including unannounced inspections, to ensure that all of the apparel manufacturers with whom we contract fully comply with employment and safety laws and regulations governing their place of operation.

DESIGN AND DEVELOPMENT

         Mr. Guez, along with a team of designers, is responsible for the design and development of our product lines. There is no formal research and development plan at this time, however, since inception, we have apportioned significant resources on our research and development activities related to our designs. In 2005, our expenses on design and development amounted to approximately $1.7 million.

EMPLOYEES

         As of February 17, 2006, we had 130 employees, not including our four executive officers, Paul Guez, our Chairman, Chief Executive Officer and President, and Patrick Chow, our Chief Financial Officer and Secretary, Philippe Naouri, President of Antik Denim LLC and Gregory Abbou, President of Taverniti So Jeans LLC. Mr. Guez leads our product development, marketing and sales, and Mr. Chow oversees all financial aspects of our business. Our employees are not unionized and except as described in other portions of this Annual Report on Form 10-KSB, no employees are subject to existing employment agreements.

AVAILABLE INFORMATION

         We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). Copies of this Annual Report on Form 10-KSB and each of our other periodic and current reports, and amendments to all such reports, that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website (www.blueholdings.com) as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-KSB and should not be considered part of this Annual Report on Form 10-KSB.

         In addition, you may read and copy any document we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Our SEC filings are also available to the public at the SEC's web site at http://www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

RISK FACTORS

         RISKS RELATED TO OUR BUSINESS

         WE HAVE A LIMITED OPERATING HISTORY, MAKING IT DIFFICULT TO EVALUATE WHETHER WE WILL OPERATE PROFITABLY.

         Antik and Taverniti were formed in September 2004 to design, develop, manufacture, market, distribute and sell high end fashion jeans, apparel and accessories. As a result, we do not have a meaningful historical record of sales and revenues nor an established business track record. While our management believes that we have an opportunity to be successful in the high end fashion jean market, there can be no assurance that we will be successful in accomplishing our business initiatives, or that we will achieve any significant level of revenues, or continue to recognize net income, from the sale of our products.

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

         Given our limited operating history, our license agreements with Yanuk Jeans LLC, our acquisition of Taverniti, and our lack of long-term sales history and other sources of revenue, there can be no assurance that we will be able to achieve any of our goals and develop a sufficiently large customer base to be profitable.

         WE MAY REQUIRE ADDITIONAL CAPITAL IN THE FUTURE.

         We may not be able to fund our future growth or react to competitive pressures if we lack sufficient funds. Currently, management believes we have sufficient cash on hand and cash available through our factor to fund existing operations for the foreseeable future. However, in the future, we may need to raise additional funds through equity or debt financings or collaborative relationships, including in the event that we lose our relationship with our factor. This additional funding may not be available or, if available, it may not be available on commercially reasonable terms. In addition, any additional funding may result in significant dilution to existing shareholders. If adequate funds are not available on commercially acceptable terms, we may be required to curtail our operations or obtain funds through collaborative partners that may require us to release material rights to our products.

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

         While our goal is to employ a multi-brand strategy that will ultimately diversify the fashion and other risks associated with reliance on a limited product line, we currently operate, directly and through our wholly-owned subsidiaries Antik and Taverniti, a limited number of principal brands, most of which are being operated pursuant to very recent license or acquisition agreements. If we are unable to successfully market and distribute our branded products, or if the recent popularity of premium denim brands decreases, or if we are unable to execute on our multi-brand strategy to acquire and/or license additional companies and/or brands, as applicable, identified by our management from time to time, our results of operations and financial condition will be adversely affected.

         OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

         Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter. We believe that the factors which influence this variability of quarterly results include:

         -        the timing of our introduction of new product lines;
         -        the level of consumer acceptance of each new product line;
         - general economic and industry conditions that affect consumer spending and retailer purchasing;
         -        the availability of manufacturing capacity;
         -        the seasonality of the markets in which we participate;
         -        the timing of trade shows;
         -        the product mix of customer orders;
         - the timing of the placement or cancellation of customer orders;
         -        the weather;
         -        transportation delays;
         -        quotas and other regulatory matters;
         -        the occurrence of charge backs in excess of reserves; and
         - the timing of expenditures in anticipation of increased sales and actions of competitors.

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

         OUR BUSINESS IS SUBJECT TO RISKS ASSOCIATED WITH IMPORTING PRODUCTS.

         A portion of our import operations are subject to tariffs imposed on imported products and quotas imposed by trade agreements. In addition, the countries in which our products are imported may from time to time impose additional new duties, tariffs or other restrictions on their respective imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or our suppliers' failure to comply with customs or similar laws, could harm our business. We cannot assure that future trade agreements will not provide our competitors with an advantage over us, or increase our costs, either of which could have an adverse effect on our business and financial condition.

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

         We depend on independent contract manufacturers and suppliers of raw materials to secure a sufficient supply of raw materials and maintain sufficient manufacturing and shipping capacity in an environment characterized by declining prices, labor shortages, continuing cost pressure and increased demands for product innovation and speed-to-market. This dependence could subject us to difficulty in obtaining timely delivery of products of acceptable quality. In addition, a contractor's failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers. The failure to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales, reputation and overall profitability.

         We do not have long-term contracts with any of our independent contractors and any of these contractors may unilaterally terminate their relationship with us at any time. While management believes that there exists an adequate supply of contractors to provide products and services to us, to the extent we are not able to secure or maintain relationships with independent contractors that are able to fulfill our requirements, our business would be harmed.

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

         OTHER RISKS RELATED TO US

         OUR SALE OF SECURITIES IN ANY EQUITY OR DEBT FINANCING COULD RESULT IN DILUTION TO OUR SHAREHOLDERS AND HAVE A MATERIAL ADVERSE EFFECT ON OUR EARNINGS.

         Any sale of shares by us in future private placement or other offerings could result in dilution to our existing shareholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth, by acquiring complementary businesses, by acquiring or licensing additional brands, or by establishing strategic relationships with targeted customers and suppliers. In order to do so, or to fund our other activities, we may issue additional equity securities that could dilute our shareholders' stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our results of operations.

         INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR SHAREHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS.

         As of March 1, 2006, our Chief Executive Officer, Paul Guez, Chief Financial Officer, Patrick Chow, and three members of our design team, Messrs. Naouri, Caugant and Meyer Abbou, all former members of Antik, owned approximately 88.3% of the outstanding shares of our common stock. Paul and Elizabeth Guez, Mr. Guez's wife and the Company's former Chief Operating Officer, alone owned approximately 72.2% of the outstanding shares of our common stock at March 1, 2006. Accordingly, our executive officers and key personnel have the ability to affect the outcome of, or exert considerable influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         Our principal executive offices and warehouse are located at 5804 East Slauson Avenue, Commerce, California 90040. Our telephone number is (323) 725-5555. It is from this facility that we conduct all of our executive and administrative functions, and ship products to our customers. We also maintain showrooms in both Los Angeles and New York City. Going forward, we intend to pay for the use of these showrooms based on our actual use. The cost of operations at the Commerce facility and the showrooms is shared by several companies and the portion of the cost that we paid in 2005 was allocated to us under our service agreement with Blue Concept LLC. The entire Commerce facility consists of approximately 270,222 sq. ft. We now utilize approximately 67,000 sq. ft. of the Commerce, California facility.

         In 2005, under our service agreement with Blue Concept LLC, we utilized the space at a monthly cost of approximately $15,000. Under our service agreement with Blue Concept LLC, we also paid a monthly service fee of $78,500 in exchange for additional services in the following areas: MIS, human resources, sales, customer service, EDI Support, quality control, purchasing, import/export services, graphic design, laundry and distribution. We shared 15% of the actual telephone, utilities and office supply expenses incurred by Blue Concept LLC, as evidenced by actual invoices presented to us.

         On August 27, 2005, we opened a retail store in Los Angeles, California and assumed all the obligations of a 10-year property lease, which was previously signed by Blue Concept LLC in April, 2005.

ITEM 3.  LEGAL PROCEEDINGS

         Except as described below, we are not involved in any legal proceedings that require disclosure in this report.

         In August and September, 2005, the Company filed complaints against a number of companies that we believe encroached on our highly identifiable, stylized "Antik" pocket design. The complaints were filed in the United States
District Court in Los Angeles, California. The unique design in question is copyrighted, and is the subject of pending trademark and design patent registration claims. The complaints alleged, among other matters, that the companies were violating federal and state trademark, copyright, unfair trade practices and unfair competition statutes and laws, and sought damages and injunctive relief against all parties. Prior to December 31, 2005, we received from one company $15,000 in settlement which was used to cover legal expenses for these litigations. Subsequent to the year end, we entered into two more settlement agreements and have received approximately $457,000 in settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders in the quarter ended December 31, 2005.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol "BLHL." The following table sets forth, for the periods indicated, the high and low bid information for the common stock, as determined from sporadic quotations on the Over-The-Counter Bulletin Board as reported by the NASDAQ Stock Market. The information has been adjusted to reflect a 1-for-29 reverse stock split of our common stock which took effect on June 7, 2005. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                             HIGH         LOW
                                                             ----         ---
         YEAR ENDED DECEMBER 31, 2004
              First Quarter........................         $4.06        $2.90
              Second Quarter.......................         $4.06        $2.03
              Third Quarter........................         $14.79       $2.03
              Fourth Quarter.......................         $2.47        $1.16

         YEAR ENDED DECEMBER 31, 2005
              First Quarter........................         $17.40       $1.02
              Second Quarter.......................         $28.71       $4.64
              Third Quarter .......................         $10.25       $5.65
              Fourth Quarter ......................         $8.85        $4.50


         On March 1, 2006, the closing sales price of our common stock as reported on the Over-The-Counter Bulletin Board was $4.90 per share.

HOLDERS OF COMMON STOCK

         As of March 1, 2006, there were 104 record holders and 390 beneficial holders of our common stock, with 26,057,200 shares outstanding. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in "street name" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

DIVIDEND RIGHTS

         Subject to preferences that may apply to shares of preferred stock outstanding at the time, the holders of outstanding shares of our common stock are entitled to receive dividends out of funds legally available at the times and in the amounts that our board may determine. We have not paid any dividends in the past and have no current plan to pay any dividends. We intend to devote all funds to the operation of our businesses.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF BLUE HOLDINGS, INC. AND THE NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB. THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING OUR OPERATING RESULTS, FINANCIAL CONDITIONS AND LIQUIDITY AND CASH-FLOW FOR THE FISCAL YEARS ENDED DECEMBER 31, 2004 AND 2005. THIS DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED ON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB, PARTICULARLY UNDER THE CAPTION "CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS" AND IN ITEM 1. BUSINESS UNDER THE CAPTION "RISK FACTORS."

OVERVIEW

         Blue Holdings, Inc. designs, develops, markets and distributes high end fashion jeans and accessories under the brand name names "Antik Denim," "Yanuk," "U" and "Taverniti So Jeans." We plan to also design, develop, market and distribute jeans and accessories under other brands that we may license or acquire from time to time. Our products currently include jeans, jackets, belts, purses and T-shirts. We currently sell our products in the United States, Canada, Japan and the European Union directly to department stores and boutiques and through distribution arrangements in certain foreign jurisdictions. We are headquartered in Commerce, California and maintain two showrooms in New York and Los Angeles. We opened a retail store in Los Angeles during August 2005.

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

         Between February 4, 2005 and April 29, 2005, we existed as a public "shell" company with nominal assets.

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

         After completing the exchange transaction with Antik, we completed the following significant transactions in fiscal 2005:

         o On July 5, 2005, we entered into a license agreement with Yanuk Jeans LLC, a company owned by Paul Guez, to sell products under the "Yanuk" label. This agreement became effective from July 1, 2005 and will expire on June 30, 2015. Under the terms of the agreement, we became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of the "Yanuk" brand products to the wholesale and retail trade. We pay to Yanuk Jeans LLC a royalty of six percent of all net sales of the licensed products and will pay a guaranteed minimum royalty on an annual basis. In addition, during the term of the license agreement, we have the option to purchase from Yanuk Jeans LLC the property licensed under the agreement.

         o On September 8, 2005, Antik entered into an agreement with Titan Industries, Inc. that provides Titan with an exclusive right to use the "Antik Denim" trademark for the sale of men's and women's footwear in the United States and its possessions and territories, Canada and Mexico, and a right of first refusal for similar use of the trademark in Europe and South America.

         o On October 6, 2005, we entered into a five-year license agreement with Yanuk Jeans LLC, effective October 5, 2005. Under the terms of the agreement, we became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of Yanuk Jeans LLC's "U" brand products to the wholesale and retail trade. We pay to Yanuk Jeans LLC a royalty of five percent of all net sales of the licensed products and shall pay a guaranteed minimum royalty on an annual basis. In addition, during the term of the license agreement, we have the option to purchase from Yanuk Jeans LLC the property licensed under the agreement.

         o On October 31, 2005, we entered into an exchange agreement with Taverniti So Jeans, LLC, a California limited liability company ("Taverniti"), and the members of Taverniti (the
                  "Taverniti  Members").   Under  the  exchange  agreement,   we
                  acquired all of the outstanding membership interests of Taverniti (the " Taverniti Interests") from the Taverniti Members, and the Taverniti Members contributed all of their Taverniti Interests to us. In exchange, we issued to the
                  Taverniti Members, on a pro rata basis, an aggregate of 500,000 shares of our Common Stock, par value $0.001 per share, and paid to the Taverniti Members, on a pro rata basis, an aggregate of Seven Hundred Fifty Thousand Dollars ($750,000). At the closing of the exchange transaction, Taverniti became our wholly-owned subsidiary.

         Paul Guez, the Company's Chairman, Chief Executive Officer, President and majority shareholder, was and remains the sole manager and was member of Taverniti. Elizabeth Guez, Paul Guez's spouse and the Company's former Chief Operating Officer, was a member of Taverniti. Two other members of Mr. and Mrs. Guez's family, including Gregory Abbou, the President of Taverniti, were the remaining members of Taverniti. Taverniti is the exclusive licensee for the design, development, manufacture, sale, marketing and distribution of the "Taverniti So Jeans" trademark in the denim and knit sports wear categories for men and women. It is paying royalties to Taverniti Holdings LLC in the ranges of 5-8 percent depending on the net sales of the licensed products pursuant to a license agreement with Taverniti Holdings LLC. Taverniti Holdings LLC is jointly owned by Paul Guez (60%) and Jimmy Taverniti (40%), the designer of the products for the brand, and Mr. Guez is the sole manager. The license agreement was signed in May 2004 and expires on December 31, 2015.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues. On an ongoing basis, we evaluate estimates, including those related to returns, discounts, bad debts, inventories, intangible assets, income taxes, contingencies and litigations. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         REVENUE

         Revenue is recognized when merchandise has been shipped against a customer's written purchase order, the risk of ownership has passed, selling price has been fixed and determined and collectibility is reasonably assured either through payment received, or fulfillment of all the terms and conditions of the particular purchase order. Revenue is recorded net of estimated returns, charge backs and markdowns based on management's estimates and historical experience.

         ACCOUNTS RECEIVABLES

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

        INCOME TAXES:

       We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" Under SFAS No. 109, income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in our financial statements or tax returns. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

RESULTS OF OPERATIONS

         The acquisition of Antik Denim, LLC ("Antik") is accounted for as a reverse merger (recapitalization) in the accompanying financial statements with Antik deemed to be the accounting acquirer, and Blue Holdings deemed to be the legal acquirer. The exchange transaction with Taverniti So Jeans LLC is accounted for as a combination of entities under common control, and its 2004 and 2005 results are combined with those of Antik and Blue Holdings, Inc., respectively. Accordingly, our results of operations before the completion of these transactions, including our operating results before April 29, 2005 (when we completed the acquisition of Antik), reflect the operations of Antik and Taverniti.

         Both Antik and Taverniti commenced their operations in September 2004 and were in their early stage of operation during the three months ended December 31, 2004. As such, a comparison of results for the three months ended December 31, 2004, and those for the corresponding period ended December 31, 2005, would not be meaningful.

TWELVE MONTHS ENDED DECEMBER 31, 2005

         We recorded net sales of $36.4 million for the twelve months ended December 31, 2005. Gross profit for the twelve months ended December 31, 2005 was $18 million, or 49.4%. Out of the net sales of $36.4 million, Antik accounted for 70% of the total, Taverniti 19.5% and Yanuk 10.5%. We expect all the brands will enjoy very healthy growth in 2006. Additionally, as we implement our product and growth strategy, we expect Taverniti will account for a larger percentage of our net sales in 2006.

         Selling, distribution and administrative expenses for the twelve months ended December 31, 2005 totaled $10.5 million and included royalties, design and sales-related expenses such as advertising, commissions, travel and trade show expense. The principal components were payroll ($2.5 million), legal and professional ($1.8 million), advertising ($0.8 million), royalties ($0.8 million) and fees paid to Blue Concept, LLC under the service agreement ($1.5 million). Net Income after provision for taxes was $5.1 million or 14.1 % of net sales. Our tax provisions for Antik Denim, LLC were based on income between April 30 and December 31, 2005 and those for Taverniti, on the income between October 31 and December 31, 2005. The selling, distribution and administrative expenses had been growing rapidly in line with the expansion of our business. We believe our fixed overhead expenses have by now stabilized and we will be able to maintain further growth without significant increase to such expenses.

         During the year, expenses related to the exchange transaction between Antik Denim, LLC and Marine Jet Technology Corp. amounted to a total of $0.5 million.


PERIOD FROM SEPTEMBER 13, 2004 (INCEPTION) THROUGH DECEMBER 31, 2004

         We recorded net sales of $0.37 million for the period between September 13, 2004 and December 31, 2005. Gross profit for the period was $0.2 million, or 56.8%. Anitk accounted for 100% of the total net sales. Selling, distribution and administrative expenses for the period totaled $1.6 million. The principal components were development costs ($0.5 million), cost allocations from related companies ($0.5 million), design and consulting ($0.2 million), and preproduction costs ($0.1 million). Net loss after provision for taxes was $(1.4 million).

         Net cash used in operating activities for the period from inception through December 31, 2004 was $(0.7 million). The deficit was created by an increase in inventory by $0.9 million, and by increases in due from factor and accounts receivables of $0.4 million and $0.1 million respectively. This deficit was financed by increase in accounts payable by $1.1 million and paid-in capital of $0.8 million.

LIQUIDITY AND CAPITAL RESOURCES

         For the twelve months ended December 31, 2005, net cash used in operating activities was $4.2 million. The deficit was primarily due to an increase of $7.8 million in inventory, $0.3 million in due from factor and $4.2 million in accounts receivables. Net cash provided by financing activities was $5.3 million consisting of short-term borrowings of $4.6 million, and $0.7 million in cash contribution by shareholders. The Company utilized $0.95 million in investing activities which consisted of the purchase of equipment for $0.2 million and a deemed distribution of $750,000 made to previous members of Taverniti So Jeans LLC as part of the consideration for our purchase of all their respective membership interests in October 2005.

         Since the beginning of 2005, Mr. Guez has personally contributed $1,200,000 in fabric inventory and $686,200 in cash to the Company. From time to time, he also supports the Company with temporary advances. As of December 31, 2005, the Company had advances totaling $96,875 from Mr. Guez which are included in amounts due to related parties on the accompanying balance sheet.

         We use a factor, FTC Commercial Corp., for working capital and credit administration purposes. Under the various factoring agreements entered into separately by Blue Holdings, Antik Denim, LLC and Taverniti So Jeans LLC, the factor purchases all the trade accounts receivable assigned by us and assumes all credit risk with respect to those accounts approved by it.

         The factor agreements provide that we can obtain an amount up to 90% of the value of our purchased customer invoices, less a reserve of 10% of unpaid accounts purchased and 100% of all accounts that are disputed. The factor agreements, which have all been amended to terminate on July 24, 2006, provide for the automatic renewal of the agreements after that date, subject to 120 days' termination notice from any party. We receive amounts against purchased customer invoices on a recourse basis or a non-recourse basis under these agreements. Amounts received against customer invoices purchased on a recourse basis are classified as "short-term borrowings" and amounts received against customer invoices purchased on a non-recourse basis are reflected on a net basis against such receivables purchased by the factor in "due from factor" on the balance sheets included in our financial statements.

         In addition, the factor also makes available to Blue Holdings, Antik Denim LLC and Taverniti So Jeans LLC a combined credit line of up to the lower of $1.5 million against inventory, and 33.3% of the value of eligible raw materials and finished goods.

         As of December 31, 2005, the amount of the reserve held by the factor was approximately $0.79 million. The factor commission was 0.8% of the customer invoice amount for terms up to 90 days, plus one quarter of one percent (.25%) for each additional thirty-day term. Effective January 1, 2006, the factor commission is 0.75% if the aggregate amount of approved invoices is below $10 million per annum, and will be reduced by 5 basis points for each increase by $10 million in the aggregate amount of approved invoices. The Company is contingently liable to the factor for merchandise disputes, customer claims and the like on receivables sold to the factor. To the extent that the Company draws funds prior to the deemed collection date of the accounts receivable sold to the factor, interest is charged at the rate of 1% over the factor's prime lending rate per annum. Factor advances and ledger debt are collateralized by the non-factored accounts receivable, inventories and the personal guarantees of Paul Guez, our Chairman, Chief Executive Officer, President and majority shareholder, and the living trust of Paul and Elizabeth Guez.

         During the fourth quarter of 2005, we drew down the $1.5 million credit facility against inventory. The factor also purchased customer invoices on a "with recourse" basis. These short-term borrowings amounted to $4.6 million as of December 31, 2005 and were used to finance the acquisition of the Taverniti business and the payment of income taxes. The factor commission is 0.4% for receivables purchased subject to recourse. Receivables subject to recourse approximated $4.3 million net of reserves as of December 31, 2005.

         Our primary source of liquidity is expected to be cash flow generated from operations, cash and cash equivalents currently on hand, and working capital attainable through our factor. We may seek to finance future capital needs through various means and channels, such as issuance of long-term debt or sale of equity securities.

OFF-BALANCE SHEET ARRANGEMENTS

         Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable. The Company sells certain of its trade accounts receivable to a factor and is contingently liable to the factor for merchandise disputes and other customer claims.


         As of December 31, 2005, the factor holds $2,326,293 of accounts receivable purchased from us on a without recourse basis and has made advances to us of $1,535,970 against those receivables, resulting in a net balance amount Due from Factor of $790,323 as of December 31, 2005. The Company has accounted for the sale of receivables to the factor in accordance with SFAS No.140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The amount of the reserve held by the factor against these receivables was approximately $790,323. (See Note 3 to consolidated financial statements).

CONTRACTUAL OBLIGATIONS

         The following summarizes our contractual obligations at December 31, 2005 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

PAYMENTS DUE BY PERIOD
                                   Total         2006         2007         2008         2009         2010      Thereafter
                                 ----------   ----------   ----------   ----------   ----------   ----------   ----------
Guaranteed minimum royalties -
  Related Parties ............   10,420,608      680,000      768,000      887,300    1,013,530    1,172,383    5,899,395
Employment contracts .........    2,286,452      480,000      480,000      480,000      480,000      366,452         --
Lease obligations ............    3,084,266      282,033      289,896      297,994      306,335      294,973    1,613,035
                                 ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total contractual obligations    15,791,326    1,442,033    1,537,896    1,665,294    1,799,865    1,833,808    7,512,430
                                 ==========   ==========   ==========   ==========   ==========   ==========   ==========

         On July 5, 2005, we entered into a ten-year license agreement with Yanuk Jeans LLC, effective July 1, 2005. Under the terms of the agreement, we became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of Yanuk Jeans LLC's "Yanuk" brand products. We pay to Yanuk Jeans LLC a royalty of six percent of all net sales of such products and shall pay a guaranteed minimum royalty on a quarterly basis. Also we have the option to purchase from Yanuk Jeans LLC the property licensed under the agreement.

         On September 8, 2005, Antik entered into a license agreement with Titan Industries, Inc. that provides Titan with an exclusive right to use the "Antik Denim" trademark for the sale of men's and women's footwear in the United States and its possessions and territories, Canada and Mexico, and a right of first refusal for similar use of the trademark in Europe and South America.

         On October 6, 2005, we entered into a five-year license agreement with Yanuk Jeans LLC, effective October 5, 2005. Under the terms of the agreement, we became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of Yanuk Jeans LLC's "U" brand products to the wholesale and retail trade. We pay to Yanuk Jeans LLC a royalty of five percent of all net sales of the licensed products and shall pay a guaranteed minimum royalty on an annual basis. In addition, during the term of the license agreement, the Company has the option to purchase from Yanuk Jeans LLC the property licensed under the agreement.

         On July 8, 2005, we entered into an Employment Agreement with Philippe Naouri. This agreement was amended on August 23, 2005. Pursuant to the terms of Mr. Naouri's employment agreement, as amended, Mr. Naouri was engaged by us as the President of Antik for a term of 5 years commencing on July 11, 2005 and terminating on July 10, 2010. Mr. Naouri will receive an annual salary of $240,000 and is entitled to participate in our bonus, incentive, stock option, savings, welfare benefit and retirement plans as he becomes eligible. The parties to the Employment Agreement have agreed to resolve all disputes arising under the Employment Agreement through binding arbitration.

         On November 14, 2005, we entered into an Employment Agreement with Mr. Alex Caugant. Mr. Caugant was engaged by Antik as a Senior Vice President for a term of 5 years commencing on November 14, 2005 and terminating on November 13, 2010. Mr. Caugant will receive an annual salary of $240,000 and is entitled to participate in our bonus, incentive, stock option, savings, welfare benefit and retirement plans as he becomes eligible. The parties to the Employment Agreement have agreed to resolve all disputes arising under the Employment Agreement through binding arbitration.

         On August 27, 2005, we opened a retail store on Melrose Avenue, Los Angeles, California and took over all the obligations of a 10-year property lease which was entered into by Blue Concept LLC in April 2005. The lease will expire on March 15, 2015.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders of Blue Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Blue Holdings, Inc. and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2005 and from September 13, 2004 (Inception) to December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blue Holdings, Inc. and subsidiaries as of December 31, 2005 and the consolidated results of their operations and their cash flows for the year ended December 31, 2005 and for the period September 13, 2004 (Inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.




/s/ Weinberg & Company, P.A.
----------------------------
Weinberg & Company, P.A.
Los Angeles, California
March 10, 2006

ITEM 7.  FINANCIAL STATEMENTS


BLUE HOLDINGS INC. (FORMERLY KNOWN AS MARINE JET TECHNOLOGY CORP.)
& SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

                        ASSETS

Current assets:
   Cash .............................................                $   228,127
   Due from factor, net of reserves of $96,849 ......                    693,474
   Accounts receivable, net of reserves of $484,421
   - Purchased by factor on with recourse basis .....  $ 4,287,163
   - Others .........................................        2,504     4,289,667
                                                       -----------
   Due from related parties .........................                     15,974
   Inventories ......................................                  9,925,162
   Deferred income taxes ............................                    492,574
   Prepaid expenses and other current assets ........                    351,919
                                                                     -----------
      Total current assets ..........................                 15,996,897

   Deferred income taxes ............................                  1,671,135
Property and equipment, less accumulated depreciation                    198,927
                                                                     -----------
Total assets ........................................                $17,866,959
                                                                     ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Bank overdraft ...................................                $   616,020
   Accounts payable .................................                  2,911,598
   Short-term borrowings ............................                  4,583,936
   Due to related parties ...........................                    469,186
   Income taxes payable .............................                    650,468
   Accrued expenses and other current liabilities ...                    599,166
                                                                     -----------
      Total current liabilities .....................                  9,830,374
                                                                     -----------

Stockholders' equity
   Common Stock $0.001 par value,
     Authorized 75,000,000 shares,
      26,057,200 shares issued and outstanding ......                     26,057
   Additional paid-in capital .......................                  4,996,752
   Retained earnings ................................                  3,013,776
                                                                     -----------
      Total stockholders' equity ....................                  8,036,585
                                                                     -----------
Total liabilities and stockholders' equity ..........                $17,866,959
                                                                     ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. (FORMERLY KNOWN AS MARINE JET TECHNOLOGY CORP.) CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Year Ended    From September
                                                  December 31,      13, 2004
                                                                (Inception) to
                                                                  December 31,
                                                      2005           2004
                                                  ------------   ------------
                                                                 (As restated)

Net sales .....................................   $ 36,365,205   $    365,290

Cost of goods sold ............................     18,384,869        157,545
                                                  ------------   ------------

Gross profit ..................................     17,980,336        207,745

Selling, distribution & administrative expenses     10,490,023      1,581,480
                                                  ------------   ------------

Income (loss) before interest expense,
expenses relating to exchange transaction
and provision for income taxes ................      7,490,313     (1,373,735)

Interest expense ..............................        122,434              0

Expenses relating to exchange transaction .....        527,617              0
                                                  ------------   ------------

Income (loss) before provision for income taxes      6,840,262     (1,373,735)

Provision for income taxes ....................      1,700,651          1,600
                                                  ------------   ------------

Net income (loss) .............................   $  5,139,611   $ (1,375,335)
                                                  ============   ============

Basic and diluted income (loss) per share .....   $       0.20   $      (0.06)
                                                  ============   ============

Basic and diluted weighted average shares .....     25,698,539     24,947,783
                                                  ============   ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. (FORMERLY KNOWN AS MARINE JET TECHNOLOGY CORP.)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD SEPTEMBER 13, 2004 (INCEPTION) TO DECEMBER 31, 2004
FOR THE YEAR ENDED DECEMBER 31, 2005

                                                                    Shares Issued
                                      Members Equity          -------------------------    Additional
                                --------------------------                   Par Value      Paid In       Retained
                                   Antik       Taverniti         Number        0.001        Capital       Earnings         Total
                                -----------    -----------    -----------   -----------   -----------    -----------    -----------
Initial members' contri-
 butions, cash ..............   $   750,000    $   100,000           --     $      --     $      --      $      --      $   850,000

Initial members' contri-
 butions, services ..........       500,000           --             --            --            --             --          500,000

Members' withdrawals ........       (79,190)          --             --            --            --             --          (79,190)

Net loss for the period .....    (1,131,754)      (243,581)          --            --            --             --       (1,375,335)

                                -----------    -----------    -----------   -----------   -----------    -----------    -----------

Balance, December 31, 2004 ..        39,056       (143,581)          --            --            --             --         (104,525)

Contributions ...............     1,886,200           --             --            --            --             --        1,886,200

Issuance of shares upon
  reverse merger ............          --             --       24,447,783        24,448       (24,448)          --             --

Old Marine Jet shares .......          --             --        1,007,338         1,007        (1,007)          --             --

Change in tax status of Antik
 from LLC to Corp. upon
 exchange transaction .......    (1,925,256)          --             --            --       3,057,010     (1,131,754)          --

Shares issued to Finder .....          --             --          102,079           102       177,515           --          177,617

Acquisition of Taverniti ....          --             --          500,000           500          --         (750,500)      (750,000)

Change in tax status of
 Taverniti from LLC to Corp.
 upon exchange transaction ..          --          143,581           --            --         100,000       (243,581)          --

Deferred tax benefit arising
 from combination of
 Taverniti ..................          --             --             --            --       1,687,682           --        1,687,682

Net Income for the year .....          --             --             --            --            --        5,139,611      5,139,611
                                -----------    -----------    -----------   -----------   -----------    -----------    -----------

Balance, December 31, 2005 ..   $      --      $      --       26,057,200   $    26,057   $ 4,996,752    $ 3,013,776    $ 8,036,585
                                ===========    ===========    ===========   ===========   ===========    ===========    ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. (FORMERLY KNOWN AS MARINE JET TECHNOLOGY CORP.) CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  From September
                                                                     13, 2004
                                                    For the year  (Inception) to
                                                   ended December   December 31,
                                                      31, 2005         2004
                                                     -----------    -----------
                                                                   (As restated)
Cash flows from operating activities:
Net Income (loss) ................................   $ 5,139,611    $(1,375,335)
Adjustments to reconcile net income (loss)
    to cash used in operating activities:
    Depreciation .................................        18,399          1,150
    Non-cash development costs ...................          --          500,000
    Stock based exchange transaction expense .....       177,617           --
Changes in assets and liabilities:
    Accounts receivable ..........................    (4,163,994)      (125,673)
    Due from factor ..............................      (314,880)      (378,594)
    Inventories ..................................    (7,782,543)      (942,619)
    Due to related parties .......................      (107,046)       576,232
    Deferred income tax ..........................      (475,742)          --
    Due from related parties .....................       (14,391)        (1,583)
    Prepaid expenses and other current assets ....      (213,795)      (138,124)
    Income tax payable ...........................       650,468           --
    Bank overdraft ...............................       616,020
    Accounts payable .............................     1,852,417      1,059,178
    Due to customers .............................      (103,434)       103,434
    Other current liabilities ....................       544,609         54,276
                                                     -----------    -----------
Net cash used in operating activities ............    (4,176,684)      (667,658)
                                                     -----------    -----------

Cash flows from investing activities:
    Purchase of equipment ........................      (199,960)       (18,517)
                                                     -----------    -----------
Net cash used in investing activities ............      (199,960)       (18,517)
                                                     -----------    -----------

Cash flows from financing activities:
    Short-term borrowings ........................     4,583,936           --
    Contribution of capital ......................       686,200        770,810
    Distribution upon Taverniti combination ......      (750,000)          --
                                                     -----------    -----------
Net Cash provided by financing activities ........     4,520,136        770,810
                                                     -----------    -----------

Increase in Cash at the end of the period ........       143,492         84,635
Cash at beginning of  period .....................        84,635           --
                                                     -----------    -----------
  CASH AT END OF PERIOD ..........................   $   228,127    $    84,635
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW STATEMENT

Cash paid for income tax .........................   $ 1,565,000    $     1,600
                                                     ===========    ===========

Cash paid for interest ...........................   $   122,434    $      --
                                                     ===========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND
   INVESTING ACTIVITIES

Non-cash Development Costs .......................   $      --      $   500,000
                                                     ===========    ===========

Inventory contributed by a member at its
   historical cost ...............................   $ 1,200,000    $      --
                                                     ===========    ===========

Deferred tax asset realized from the
   combination of Taverniti ......................   $ 1,687,682    $      --
                                                     ===========    ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS


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

             As such, immediately following the closing and upon the conversion of the Preferred Shares, the Antik members and Elizabeth Guez, our former Chief Operating Officer and wife of Paul Guez, owned approximately 95.8% of the total issued and outstanding common stock of Blue Holdings on a fully-diluted basis. Following completion of the exchange transaction, Antik became a wholly-owned subsidiary of Blue Holdings. The acquisition is accounted for as a reverse merger (recapitalization) in the accompanying financial statements with Antik deemed to be the accounting acquirer, and Blue Holdings deemed to be the legal acquirer. As such the financial statements herein include those of Antik since September 13, 2004 (the date of its inception). All assets and liabilities of Marine Jet Technology Corp. were assumed by the major shareholder of Blue Holdings, Inc. prior to the exchange transaction and were inconsequential to the merged companies.

             On June 7, 2005, Marine Jet Technology Corp. changed its name to Blue Holdings, Inc., and increased its authorized number of shares of common stock to 75,000,000. Pursuant to the provisions of the Exchange Agreement with Antik, the former members of Antik agreed that, in the event that the shareholders' equity of Blue Holdings (on a consolidated basis following the closing of the transactions contemplated by the Exchange Agreement), as reported in Blue Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the "Consolidated Equity"), was less than $5,000,000, the former members would contribute, within fifteen (15) days following the filing of such periodic report, equity capital to Blue Holdings in an amount equal to the difference between $5,000,000 and the actual Consolidated Equity reported in such periodic report ("Required Contribution"). In the case of such Required Contribution, each of the Antik members agreed that no additional shares of capital stock of Blue Holdings would be issued in consideration of such Required Contribution, and therefore, the existing shareholders of Blue Holdings, including Antik's former members, would not be further diluted. By an amendment dated June 27, 2005, the date of June 30, 2005 for calculation of the Consolidated Equity was amended to September 30, 2005. The Company's Consolidated Equity as of September 30, 2005 was $5,570,413, and as of December 31, 2005 was $8,036,585 and no such additional contribution by the members will be required.

             On October 31, 2005, the Company entered into an exchange agreement with Taverniti So Jeans, LLC, a California limited liability company ("Taverniti"), and the members of Taverniti (the "Taverniti Members"). Under the exchange agreement, the Company acquired all of the outstanding membership interests of Taverniti (the "Taverniti Interests") from the Taverniti Members, and the Taverniti Members contributed all of their Taverniti Interests to the Company. In exchange, the Company issued to the Taverniti Members, on a pro rata basis, an aggregate of 500,000 shares of the Common Stock, par value $0.001 per share, of the Company, and paid to the Taverniti Members, on a pro rata basis, an aggregate of Seven Hundred Fifty Thousand Dollars

($750,000). At the closing of the exchange transaction, Taverniti became a wholly-owned subsidiary of the Company. Paul Guez, the Company's Chairman, Chief Executive Officer, President and majority shareholder, was and remains the sole manager and was member of Taverniti. Elizabeth Guez, Paul Guez's spouse and the Company's former Chief Operating Officer, was a member of Taverniti. Two other members of Mr. and Mrs. Guez's family, including Gregory Abbou, the President of Taverniti, were the remaining members of Taverniti. The transaction has been accounted for as a combination of entities under common control. As such, the financial statements herein have been presented to include the operations of Taverniti since September 13, 2004, the date of its inception, and the $750,000 payment was considered as a deemed distribution to the members of the Taverniti upon the closing of the combination.


       (b)   NATURE OF OPERATIONS:

             The Company operates exclusively in the wholesale apparel industry. The Company designs, develops, markets and distributes high fashion jeans and accessories under the brand names "Antik Denim," "Yanuk," "U," and as of October 31, 2005, "Taverniti So Jeans." The Company's products currently include jeans, jackets, belts, purses and T-shirts. The Company currently sells its products in the United States, Canada, Japan and the European Union directly to department stores and boutiques and through distribution arrangements in certain foreign jurisdictions. The Company is headquartered in Commerce, California and maintains showrooms in New York and Los Angeles. The Company opened a retail store in Los Angeles during August 2005, whose operations are not yet significant to the consolidated operations.

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

       (d)   ADVERTISING:

             Advertising costs are expensed as of the first date the advertisements take place. Advertising expenses included in selling expenses approximated $448,203 and $772,062 for the three and twelve months ended December 31, 2005, respectively.

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


       (f)   IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES:

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

        (g)  CONCENTRATION OF CREDIT RISK:

             Financial instruments, which potentially expose us to concentration of credit risk, consist primarily of cash, trade accounts receivable, and amounts due from our factor. Concentration of credit risk with respect to trade accounts receivable at December 31, 2005 is limited due to the number of customers comprising the Company's customer base and their dispersion throughout the United States and abroad. The Company extends unsecured credit to its customers in the normal course of business.

             The Company's cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company's policy is to maintain cash balances with high quality financial institutions.

             The Company's products are primarily sold to department stores and specialty retail stores. These customers can be significantly affected by changes in economic, competitive or other factors. The Company makes substantial sales to a relatively few, large customers. In order to minimize the risk of loss, the Company assigns certain amount of domestic accounts receivable to a factor without recourse or requires letters of credit from its customers prior to the shipment of goods. For non-factored receivables, account-monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required. The top three customers accounted for 10.7%, 6.9% and 5.3% of total sales respectively in the twelve months ended December 31, 2005. As of December 31, 2005, one customer accounted for 19.5 % of total accounts receivable.

       (h)   MERCHANDISE RISK:

             The Company's success is largely dependent upon its ability to gauge the fashion tastes of its targeted consumers and provide merchandise that satisfies consumer demand. Any inability to provide appropriate merchandise in sufficient quantities in a timely manner could have a material adverse effect on the Company's business, operating results and financial condition.

       (i)   ACCOUNTS  RECEIVABLE  - ALLOWANCE  FOR RETURNS,  DISCOUNTS  AND BAD
             DEBTS:

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

       (j)   CASH AND BANK OVERDRAFT

             Bank overdraft of $616,020 as of December 31, 2005 is comprised of issued but unpresented checks and is to be offset by cash at bank of $228,127.


       (k)   INCOME TAX

             The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" Under SFAS No. 109, income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in the Company's financial statements or tax returns. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

       (l)   STOCK-BASED COMPENSATION:

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS No. 123 also encouraged, but does not require companies to record Compensation cost stock-based employee compensation. SFAS No. 123 was amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which requires companies to disclose in interim financial statements the pro forma effect on net income
(loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", with pro forma disclosures of net income (loss) as if the fair value method had been applied. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

         The exercise price of stock options and warrants issued to employees was not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method, there was no related compensation expense recorded in the Company's consolidated financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company's net income (loss) and net income (loss) per share for the year ended December 31, 2005 and the period September 13, 2004 to December 31, 2005 would have been as follows:

                                               PERIOD ENDED DECEMBER 31,
                                            -----------------------------
                                                 2005            2004
                                            -------------   -------------
                                                            (as restated)

             Net Income (loss):
                     As reported ........   $   5,139,611   $  (1,375,335)
                     Pro forma ..........   $   4,701,584   $  (1,375,335)

             Net Income (loss) per share:
                         As reported ....   $        0.20   $       (0.06)
                         Pro forma ......   $        0.18   $       (0.06)

             The fair value of options granted are estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted-average assumptions: expected life of 3 years; expected volatility of 46.01%; risk-free interest rate of 4.5% and a 0% dividend yield. There were no options issued to officers, directors or employees in 2004. Our stock prices prior to April 29, 2005 were not reflective of the performance of our Company subsequent to the exchange transaction with Antik. Prior to June 7, 2005, when we completed our reverse stock split at the ratio of 1 to 29, we believe some of the price fluctuations of our stock were caused by confusion in the marketplace regarding the reverse stock split and the prior exchange transaction. We therefore ignore those prices in our calculation of the expected volatility and base our analysis only on our stock price in the period between June 7, 2005 and December 31, 2005.

       (m)   NET INCOME (LOSS) PER SHARE

             Statement of Financial Accounting Standards No. 128, "Earnings per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

             At December 31, 2005, potentially dilutive securities consisted of outstanding common stock options to acquire 427,000 shares (there were none at December 31, 2004). These potentially dilutive securities were not included in the calculation of income per share for the year ended December 31, 2005 as the exercise price of the options exceeded the average market price of the shares. Accordingly, basic and diluted loss per share is the same for the year ended December 31, 2005 and the period from September 13, 2004 (Inception) to December 31, 2004. Weighted average shares outstanding gives effect to the 24,447,783 shares issued upon the reverse merger with Antik Denim LLC and 500,000 shares issued upon the combination of Taverniti So Jeans LLC as if these transactions occurred at inception.

       (n)   SHIPPING AND HANDLING COSTS:

             Freight   charges  are  included  in  selling,   distribution   and
administrative expenses in the statement of operations and approximated $297,956 for the year ended December 31, 2005.

       (o)   MAJOR SUPPLIERS:

             During the year ended December 31, 2005, two suppliers comprised greater than 10% of the Company's purchases. Purchases from these suppliers were 19.9% and 12.7% respectively. One of them is Blue Concept LLC which is co-owned by Paul Guez.

       (p)   MAJOR CUSTOMER:

             During the year ended December 31, 2005, one customer comprised of greater than 10% of the Company's sales. Sales to that customer were 10.7%.


       (q)   FAIR VALUE OF FINANCIAL INSTRUMENTS:

             The carrying amounts of cash, due from factor, accounts receivable, accounts payable, due to (from) related parties, income-tax payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these items.

       (r)   OFF-BALANCE SHEET RISK:

             Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable. As described in
Note 3, the Company sells certain of its trade accounts receivable to a factor and is contingently liable to the factor for merchandise disputes and other customer claims. The total amount of receivables purchased by the factor approximated $2,326,293 as of December 31, 2005 before reserves.


NOTE 3 - DUE FROM FACTOR

         We use a factor for working capital and credit administration purposes. Under the various factoring agreements entered into separately by Blue Holdings, Antik Denim LLC and Taverniti So Jeans LLC, the factor purchases all the trade accounts receivable assigned by the Company and its subsidiaries and assumes all credit risk with respect to those accounts approved by it.

         The factor agreements provide that we can borrow an amount up to 90% of the value of our purchased customer invoices, less a reserve of 10% of unpaid accounts purchased and 100% of all such accounts which are disputed. The factor agreements, which have all been amended to terminate on July 24, 2006, provide for automatic renewal after that date subject to 120 days' termination notice from any party. The factor also makes available to all three companies a combined line of credit up to the lesser of $1.5 million against inventory, and 33.3% of the value of eligible raw materials and finished goods.

         As of December 31, 2005, the factor holds $2,326,293 of accounts receivable purchased from us on a without recourse basis and has made advances to us of $1,535,970 against those receivables, resulting in a net balance amount Due from Factor of $790,323 as of December 31, 2005. The Company has accounted for the sale of receivables to the factor in accordance with SFAS No.140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The amount of the reserve provided by the Company against these receivables was $96,849.

         As of December 31, 2005, the factor also held $4,679,872 of accounts receivable that were subject to recourse, and as of December 31, 2005, the Company received advances totaling $4,583,936 against such receivables and against eligible inventory. The company has included the $4,679,872 in accounts receivable, and has reflected the $4,583,936 as short term borrowings on the accompanying balance sheet. The factor commission against such receivables is 0.4% and interest is charged at the rate of 1% over the factor's prime lending rate per annum.

         During the year, the factor commission on receivables purchased on a without recourse basis was 0.8% of the customer invoice amount for terms up to 90 days, plus one quarter of one percent (.25%) for each additional thirty-day term. Effective January 1, 2006, the factor commission is 0.75% if the aggregate amount of approved invoices is below $10 million per annum, 0.70% if below $20 million and 0.65% if below $30 million. The Company is contingently liable to the factor for merchandise disputes, customer claims and the like on receivables sold to the factor. To the extent that the Company draws funds prior to the deemed collection date of the accounts receivable sold to the factor, interest is charged at the rate of 1% over the factor's prime lending rate per annum. Factor advances are collateralized by the non-factored accounts receivable, inventories and the personal guarantees of Paul Guez, our Chairman, Chief Executive Officer, President and majority shareholder, and the living trust of Paul and Elizabeth Guez.

NOTE 4 - INVENTORIES
Inventories at December 31, 2005 are summarized as follows:

Raw Materials ........................................                $3,850,916
Work-in-Process ......................................                 2,842,531
Finished Goods .......................................                 3,231,715
                                                                      ----------
TOTAL ................................................                $9,925,162
                                                                      ==========


NOTE 5 - PROPERTY AND EQUIPMENT
Property and equipment at December 31, 2005 is summarized as follows:

Furniture ....................................................        $  11,217
Leasehold Improvements .......................................           44,600
Computer Equipment ...........................................          162,659
                                                                      ---------
                                                                        218,476
Less: Accumulated depreciation and Amortization ..............          (19,549)
                                                                      ---------
TOTAL ........................................................        $ 198,927
                                                                      =========

Depreciation expense was $18,399 for the year ended December 31, 2005 and $1,150 for the period since September 13, 2004 (inception) to December 31, 2004.


NOTE 6 - RELATED PARTY TRANSACTIONS

         The Company had sales to related parties of $923,127 for the year ended December 31, 2005. Before the exchange transaction with Antik, the sales terms were at a discount of approximately 20% from regular wholesale prices. The terms were changed to regular wholesale prices after the exchange transaction with Antik.

         The Company also purchased fabric at cost from Blue Concept LLC for $617,604 during the year ended December 31, 2005. During the year ended December 31, 2005, we reimbursed Blue Concept LLC $1,548,420 for certain expenses (consisting of salaries, payroll taxes, utilities, common area services, rent, insurance and other office services) incurred by them on behalf of the Company. The arrangement was formalized under a Service Agreement signed on May 18, 2005. Blue Concept LLC is a company co-owned by Paul Guez, the Company's Chairman, Chief Executive Officer, President and controlling stockholder.

         Azteca Production International Inc. is one of our contractors in Mexico and is co-owned by Paul Guez. During the year ended December 31, 2005, we paid them sewing and other sub-contracting charges in the amount of $2,122,000. Azteca principally provided manufacturing services to Taverniti.

         Since July 2005, the Company has purchased finished "Yanuk" products from Blue Concept LLC. These purchases were made at a cost plus basis to cover the cost of goods sold plus allocated overhead. Off -price "Yanuk" products were sold on behalf of Blue Concept LLC with an overhead recovery charged to Blue Concept LLC. During the year ended December 31, 2005, total purchases from Blue Concept LLC amounted to $2,276,386.

         On July 5, 2005 the Company entered into a ten-year license agreement with Yanuk Jeans LLC, effective July 1, 2005. Under the terms of the agreement, the Company became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of the "Yanuk" brand products to the wholesale and retail trade. The Company pays to Yanuk Jeans LLC a royalty of six percent of all net sales of the licensed products and a guaranteed minimum royalty on an annual basis. In addition, during the term of the license agreement, the Company has the option to purchase from Yanuk Jeans LLC the property licensed under the agreement. The royalties for the year ended December 31 paid or payable to Yanuk Jeans LLC totaled $223,773. Yanuk Jeans LLC is solely owned by Paul Guez.

         On October 6, 2005, the Company entered into a five-year license agreement with Yanuk Jeans LLC, effective October 5, 2005. Under the terms of the agreement, the Company became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of Yanuk Jeans LLC's "U" brand products to the wholesale and retail trade. The Company pays to Yanuk Jeans LLC a royalty of five percent of all net sales of the licensed products and shall pay a guaranteed minimum royalty on an annual basis. In addition, during the term of the license agreement, the Company has the option to purchase from Yanuk Jeans LLC the property licensed under the agreement.

         Minimum future guaranteed royalty payments under the royalty agreements are as follows:

                                 "Yanuk"              "U"
Years Ending December 31,:    Related Party      Related Party          Total
                               -----------        -----------        -----------
                   2006        $   630,000             50,000            680,000

                   2007            693,000             75,000            768,000

                   2008            762,300            125,000            887,300

                   2009            838,530            175,000          1,013,530

                   2010            922,383            250,000          1,172,383

             Thereafter          5,899,395                  0          5,899,395
                               -----------        -----------        -----------

                               $ 9,745,608        $   675,000        $10,420,608
                               ===========        ===========        ===========


         Paul Guez and the living trust of Paul and Elizabeth Guez have guaranteed all advances and ledger debt due to the Company's factor.

         On August 27, 2005, we opened a retail store on Melrose Avenue, Los Angeles, California and took over all the obligations of a 10-year property lease which was entered into by Blue Concept LLC in April 2005. The lease will expire on March 15, 2015.

         On October 31, 2005, the Company entered into an exchange agreement with Taverniti So Jeans, LLC, a California limited liability company ("Taverniti"), and the members of Taverniti (the "Taverniti Members"). Under the exchange agreement, the Company acquired all of the outstanding membership interests of Taverniti (the "Taverniti Interests") from the Taverniti Members, and the Taverniti Members contributed all of their Taverniti Interests to the Company. In exchange, the Company issued to the Taverniti Members, on a pro rata basis, an aggregate of 500,000 shares of the Common Stock, par value $0.001 per share, of the Company, and paid to the Taverniti Members, on a pro rata basis, an aggregate of Seven Hundred Fifty Thousand Dollars $(750,000). At the closing of the exchange transaction, Taverniti became a wholly-owned subsidiary of the Company. Paul Guez, the Company's Chairman, Chief Executive Officer, President and majority shareholder, was and remains the sole manager and was a member of Taverniti. Elizabeth Guez, Paul Guez's spouse and the Company's former Chief Operating Officer, was a member of Taverniti. Two other members of Mr. and Mrs. Guez's family, including Gregory Abbou, the President of Taverniti, were the remaining members of Taverniti.

         Taverniti is the exclusive licensee for the design, development, manufacture, sale, marketing and distribution of the "Taverniti So Jeans" trademark in the denim and knit sports wear categories for men and women. It is paying royalties to Taverniti Holdings LLC in the ranges of 5-8 percent depending on the net sales of the licensed products pursuant to a license agreement with Taverniti Holdings LLC. Taverniti Holdings LLC is jointly owned by Paul Guez (60%) and Jimmy Taverniti (40%), the designer of the products for the brand, and Mr. Guez is the sole manager. The license agreement was signed in May 2004 and expires on December 31, 2015. Royalties paid or payable for the year ended December 31, 2005 amounted to $507,897.

NOTE 7 - DUE FROM/TO RELATED PARTIES:

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


NOTE 8 - CAPITAL CONTRIBUTION:

         The Company was initially formed on September 13, 2004 as a limited liability company. The Company was formed with 4 members, one of which had a 75.4% ownership interest, and the other 3 members each had an 8.2% ownership interest. Member contributions in cash were as follows:

         A contribution of $500,000 was made by the 75.4 % member and a contribution of $250,000 was made by an 8.2 % member. The other 8.2% members each contributed patent and trademark applications, design concepts and other items to form a complete line of high-end fashion apparel. For financial statement purposes, the Company valued each of the contributions at $250,000 $(500,000 in total), which was equal to the cash consideration paid by the other 8.2% member. The $500,000 has been reflected as non-cash development costs in the statement of operations for the period ended December 31, 2004.

         During 2005, Mr. Guez has personally contributed $1,200,000 in fabric inventory and $686,200 in cash to the Company. From time to time, he also supports the Company with temporary advances. As of December 31, 2005, the Company had advances totaling $96,875 from Mr. Guez which are included in amounts due to related parties on the accompanying balance sheet.


NOTE 9 -- INCOME TAX:

       Prior to the April 29, 2005 Antik transaction, any federal and state income tax obligations for the period through and ending on April 29, 2005 were passed through to the previous owners of Antik. These taxes are payable individually by each of the previous owners of Antik and not the Company. As such, there has been no amount included in the provision for income taxes of the Company relating to the income earned by Antik during this period.

         On October 31, 2005, the Company entered into the Taverniti transaction. Similar to the Antik transaction, any federal and state income tax obligations for the period through and ending on October 31, 2005 were passed through to the previous owners of Taverniti. These taxes are payable individually by each of the previous owners of Taverniti and not by the Company. As such, there has been no amount included in the provision for income taxes of the Company relating to the income earned by Taverniti during this period.

         In connection with the Taverniti transaction, in exchange for 100% ownership of Taverniti, the Company issued 500,000 shares of Common Stock of the Company and paid $750,000 in cash to the previous owners of Taverniti. For income tax purposes this transaction was a taxable event. For accounting purposes this transaction was accounted for as combination of entities under common control. Goodwill in the amount of $4,181,399 was recognized solely for income tax purposes. The tax effect of this goodwill of $1,687,682 was reported as a deferred tax asset. Additional paid in capital of the Company was increased by an equal amount.

         The Company's provision for the year ended December 31, 2005 includes the income of Antik from the period April 30 to December 31, 2005, the dates in which the Company was the sole owner of Antik. In addition, it includes the income of Taverniti from the period November 1 to December 31, 2005, the dates in which the Company was the sole owner of Taverniti.

         The provision for income taxes consists of the following for the years ended December 31:

                                                      2005               2004
                                                  -----------        -----------
Current
   Federal ................................       $ 1,690,595        $         0
   State ..................................           485,798              1,600
Deferred
   Federal ................................          (397,330)                 0
   State ..................................           (78,412)                 0
                                                  -----------        -----------
Provision for income tax expense ..........       $ 1,700,651        $     1,600
                                                  ===========        ===========


         Any benefit resulting from operating loss carried forward generated in 2004 were passed through the previous owners of Antik and Taverniti.

         A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows for the year ended December 31:


                                                           2005           2004
                                                          -----          -----
Statutory federal rate ...........................         34.0 %        (34.0)%
State taxes, net of federal benefit ..............          3.9            0.1
Income not taxed at the Company level ............        (13.9)          34.0
Permanent differences ............................          1.2              0
Other ............................................         (0.4)             0
                                                          -----          -----
Effective tax rate ...............................         24.8 %          0.1 %
                                                          =====          =====


         The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at December 31 are as follows (in thousands):

                                                        2005             2004
                                                     ----------       ----------
Deferred tax asset:
   Current:
      Allowance for doubtful accounts ........       $  195,554       $     --
      State taxes ............................          164,356             --
      Reserve for chargebacks ................           39,096             --
      Inventory reserve ......................           29,643             --
      Other ..................................           63,925             --
                                                     ----------       ----------
   Net current deferred tax assets ...........          492,574             --
                                                     ----------       ----------

   Noncurrent:
      Goodwill ...............................        1,671,135             --
                                                     ----------       ----------
   Net noncurrent deferred tax assets ........        1,671,135             --
                                                     ----------       ----------

Net deferred tax asset .......................       $2,163,709       $     --
                                                     ==========       ==========


         The Company did not record any valuation allowance against deferred tax assets at December 31, 2005. Management has determined, based on the Company's history of prior operating earnings and its expectations for the future, that operating income of the Company will more likely than not be sufficient to fully recognize these deferred tax assets.

         The Company's provision for income taxes at December 31, 2005 was based on income of Antik for the period from April 30, 2005 to December 31, 2005 and of Taverniti for the period from November 1, 2005 to December 31, 2005, as adjusted for timing differences outstanding at the date that Blue Holdings became the sole member of each entity. The Company's income tax provision was computed based on the federal statutory rate and the average state statutory rates net of the related federal benefit in effect during those periods. The pro forma net income taxes and proforma net income below reflect the effect as if the Company had been taxed in accordance with Subchapter C of the Internal Revenue Code (a "C" corporation) for the years ended December 31, 2005 and 2004.

                                                        2005            2004
                                                    -----------     -----------
Income taxes:
   As reported ................................     $ 1,700,651     $     1,600
   Proforma ...................................       2,428,205           1,600

Net Income (loss)
   As reported ................................     $ 5,139,611     $(1,375,335)
   Proforma ...................................       4,412,057      (1,375,335)
   Basic & diluted income (loss) per share ....     $      0.17     $     (0.06)


NOTE 10 - COMMITMENTS

(a)      ROYALTY AGREEMENTS:

         On September 8, 2005, Antik entered into a license agreement with Titan Industries, Inc. that provides Titan with an exclusive right to use the "Antik Denim" trademark for the sale of men's and women's footwear in the United States and its possessions and territories, Canada and Mexico, and a right of first refusal for similar use of the trademark in Europe and South America.

(b)      EMPLOYMENT CONTRACTS:

         On July 8, 2005, we entered into an Employment Agreement with Philippe Naouri. This agreement was amended on August 23, 2005. Pursuant to the terms of Mr. Naouri's employment agreement, as amended, Mr. Naouri was engaged by us as the President of Antik, for a term of 5 years commencing on July 11, 2005 and terminating on July 10, 2010. Mr. Naouri will receive an annual salary of $240,000 and is entitled to participate in our bonus, incentive, stock option, savings, welfare benefit and retirement plans as he becomes eligible.

         On November 14, 2005, Antik entered into an Employment Agreement with Mr. Alex Caugant. Mr. Caugant was engaged by Antik as a Senior Vice President for a term of 5 years commencing on November 14, 2005 and terminating on November 13, 2010. Mr. Caugant will receive an annual salary of $240,000 and is entitled to participate in our bonus, incentive, stock option, savings, welfare benefit and retirement plans as he becomes eligible.

         Minimum future amount due under employment contracts are as follows:

Years Ending December 31:
                          2006                    $      480,000
                          2007                           480,000
                          2008                           480,000
                          2009                           480,000
                          2010                           366,452
                                                  --------------
                                                  $    2,286,452
                                                  ==============

(c)      LEASE OBLIGATIONS:

         On August 27, 2005, the Company opened a retail store on Melrose Avenue, Los Angeles, California and took over all the obligations of a 10-year property lease which was entered into by Blue Concept LLC in April 2005. The lease will expire on March 15, 2015.

Minimum future rental payments under non-cancelable operating leases for this facility and other operating leases for office equipments in operation at December 31, 2005 are as follows:

Years Ending December 31:
                                 2006                $     282,033
                                 2007                      289,896
                                 2008                      297,994
                                 2009                      306,335
                                 2010                      294,973
                           Thereafter                    1,613,035
                                                     -------------
                                                     $   3,084,266
                                                     =============


NOTE 11 - STOCK OPTIONS

         Under the Company's 2005 Stock Incentive Plan (the "Company Plan"), the Company may grant qualified and nonqualified stock options and stock purchase rights to selected employees. The Company reserved 2,500,000 shares of common stock for issuance under the Company Plan. Options to purchase 427,000 shares of common stock were granted in 2005. No options to purchase shares of common stock were exercised or terminated in 2005.

         At December 31, 2005, options outstanding are as follows:

                                                   Number of    Weighted average
                                                    options      exercise price
                                                  ----------       ----------

Balance at January 1, 2005 .................            --               --

Granted ....................................         427,000       $     7.18
Exercised ..................................            --               --

Cancelled ..................................            --               --
                                                  ----------       ----------
Balance at December 31, 2005 ...............         427,000       $     7.18
                                                  ==========       ==========

         Additional information regarding options outstanding as of December 31, 2005 is as follows:

                               OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
---------------------------------------------------------------------     --------------------------------
                     Number      Weighted average
                                    remaining
                     Number      contractual life   Weighted average         Number      Weighted average
  Exercise price   outstanding       (years)         exercise price        exercisable    exercise price
----------------- ------------- ------------------ ------------------     ------------- ------------------
      $8.10           62,000           9.43              $8.10               22,000           $8.10

      $7.40          300,000           9.61              $7.40              100,000           $7.40

      $5.30           65,000           9.62              $5.30               25,000           $5.30

                  ------------- ------------------ ------------------     ------------- ------------------

  $5.30 - $8.10      427,000           9.59              $7.18              147,000           $7.15
                  ============= ================== ==================     ============= ==================


NOTE 12 - SUBSEQUENT EVENTS

         In August and September, 2005, the Company filed complaints against a number of companies that we believe encroached on our highly identifiable, stylized "Antik" pocket design. The complaints were filed in the United States
District Court in Los Angeles, California. The unique design in question is copyrighted, and is the subject of pending trademark and design patent registration claims. The complaints alleged, among other matters, that the companies were violating federal and state trademark, copyright, unfair trade practices and unfair competition statutes and laws, and sought damages and injunctive relief against all parties. Prior to December 31, 2005, we received from one company $15,000 in settlement which was used to cover legal expenses for these litigations. Subsequent to the year end, we entered into two more settlement agreements and have received approximately $457,000 in settlement. In addition to $15,000 offset by the settlement money received, the Company incurred $139,900 in legal fees on these lawsuits up to December 31, 2005.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES:

         Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2005, the end of the period covered by this Annual Report on Form 10-KSB, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective.

During the quarter ended December 31, 2005, there were no changes in the our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         Not applicable.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required by item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission ("SEC") no later than April 30, 2006.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by item is incorporated by reference from the information under the captions "Executive Compensation" and "Director Compensation" contained in our Proxy Statement to be filed with the SEC no later than April 30, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The information required by item is incorporated by reference from the information under the captions "Related Stockholder Matters" and "Security Ownership of Certain Beneficial Owners and Management" contained in our Proxy Statement to be filed with the SEC no later than April 30, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from the information under the captions "Certain Relationships and Related Transactions" contained in our Proxy Statement to be filed with the SEC no later than April 30, 2006.

ITEM 13. EXHIBITS.

         See attached Exhibit Index.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The information required by this item is incorporated by reference from the information under the caption "Independent Public Accountants" contained in our Proxy Statement to be filed with the SEC no later than April 30, 2006.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           BLUE HOLDINGS, INC.

                           By:      /S/ PAUL GUEZ
                              --------------------------------------------------
                               Paul Guez, Chairman of the Board, Chief Executive Officer and President

                           Date: March 23, 2006



                                POWER OF ATTORNEY

         The undersigned directors and officers of Blue Holdings, Inc. do hereby constitute and appoint Paul Guez and Patrick Chow with full power of substitution and resubstitution, as their true and lawful attorney and agent, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated..

        SIGNATURE                         TITLE                        DATE
        ---------                         -----                        ----

       /S/ PAUL GUEZ           Chairman of the Board of           March 23, 2006
---------------------------    Directors, Chief Executive
        Paul Guez              Officer and President

     /S/ PATRICK CHOW          Chief Financial Officer            March 23, 2006
---------------------------    (Principal Financial and
       Patrick Chow            Accounting Officer)

     /S/ GARY FREEMAN          Director                           March 23, 2006
---------------------------
       Gary Freeman

    /S/ MARSHALL GELLER        Director                           March 23, 2006
---------------------------
     Marshall Geller

     /S/ KEVIN KEATING         Director                           March 23, 2006
---------------------------
      Kevin Keating

    /S/ ROBERT G. LYNN         Director                           March 23, 2006
---------------------------
      Robert G. Lynn

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                               EXHIBIT TITLE
-------     --------------------------------------------------------------------

2.1         Exchange  Agreement dated April 14, 2005, among Blue Holdings,  Inc.
            (formerly known as Marine Jet Technology Corp.), Antik Denim, L.L.C., each member of Antik Denim, L.L.C. and Keating Reverse Merger Fund, LLC. (1)

2.2 First Amendment to Exchange Agreement dated June 27, 2005, among Blue Holdings, Inc., Antik Denim, L.L.C., each member of Antik Denim, L.L.C. and Keating Reverse Merger Fund, LLC. (2)

2.3 Exchange Agreement dated October 31, 2005, among Blue Holdings, Inc., Taverniti So Jeans, LLC, and the members of Taverniti So Jeans, LLC. (3)

3.1         Articles of  Incorporation of the Registrant filed February 9, 2000.
            (4)

3.1.1 Certificate of Amendment of Articles of Incorporation of the Registrant filed December 5, 2000. (4)

3.1.2 Certificate of Amendment of Articles of Incorporation of the Registrant filed January 5, 2001. (4)

3.1.3 Certificate of Amendment of Articles of Incorporation of the Registrant filed May 16, 2005 and effective June 7, 2005. (5)

3.2         Bylaws of the Registrant adopted February 12, 2000. (4)

4.1         Articles of  Incorporation of the Registrant filed February 9, 2000.
            (4)

4.1.1 Certificate of Amendment of Articles of Incorporation of the Registrant filed December 5, 2000. (4)

4.1.2 Certificate of Amendment of Articles of Incorporation of the Registrant filed January 5, 2001. (4)

4.1.3 Certificate of Amendment of Articles of Incorporation of the Registrant filed May 16, 2005 and effective June 7, 2005. (5)

4.2         Bylaws of the Registrant adopted February 12, 2000. (4)

10.1 Assumption Agreement dated January 20, 2005, among the Registrant, Intellijet Marine, Inc. and Jeff P. Jordan. (6)

10.2 Financial Advisory Agreement dated April 29, 2005, between the Registrant and Keating Securities, LLC. (7)

10.3 License Agreement dated July 5, 2005, between the Registrant and Yanuk Jeans, LLC. (8)

10.4 Employment Agreement dated July 8, 2005, between the Registrant and Philippe Naouri. (9)

10.5        Service  Agreement dated May 18, 2005,  between Antik Denim,  L.L.C.
            and Blue Concept, LLC. (10)

10.6 First Amendment to Employment Agreement dated August 1, 2005, between the Registrant and Philippe Naouri. (11)

10.7 Form of Indemnification Agreement between the Registrant and each of its executive officers and directors. (12)

10.8 License Agreement dated September 8, 2005, between Antik Denim, LLC and Titan Industries, Inc. (15)

10.9 License Agreement dated to be effective October 5, 2005, between the Registrant and Yanuk Jeans, LLC. (13)

10.10 Employment Agreement dated November 14, 2005, between Antik Denim, LLC and Alexandre Caugant (14)

10.11 Factoring Agreement dated October 18, 2004, between Antik Denim, LLC and FTC Commercial Corp.

10.12 Factoring Agreement dated November 22, 2004, between Taverniti So Jeans, LLC and FTC Commercial Corp.

10.13 Factoring Agreement dated July 25, 2005, between Blue Holdings, Inc. and FTC Commercial Corp.

10.14 Amendment No. 1 to Factoring Agreement dated September 1, 2005, between Antik Denim, LLC and FTC Commercial Corp.

10.15 Amendment No. 1 to Factoring Agreement dated September 1, 2005, between Blue Holdings, Inc. and FTC Commercial Corp.

10.16 Amendment No. 1 to Factoring Agreement entered into on December 22, 2005 and dated as of October 1, 2005, between Taverniti So Jeans, LLC and FTC Commercial Corp.

10.17 Amendment No. 2 to Factoring Agreement entered into on December 22, 2005 and dated as of October 1, 2005, between Antik Denim, LLC and FTC Commercial Corp.

10.18 Amendment No. 2 to Factoring Agreement entered into on December 22, 2005 and dated as of October 1, 2005, between Blue Holdings, Inc. and FTC Commercial Corp.

10.19 Amendment No. 2 to Factoring Agreement entered into on December 22, 2005 and dated as of December 1, 2005, between Taverniti So Jeans, LLC and FTC Commercial Corp.

10.20 Amendment No. 3 to Factoring Agreement entered into on December 22, 2005 and dated as of January 1, 2006, between Antik Denim, LLC and FTC Commercial Corp.

10.21 Amendment No. 3 to Factoring Agreement entered into on December 22, 2005 and dated as of January 1, 2006, between Blue Holdings, Inc. and FTC Commercial Corp.

10.22 Amendment No. 3 to Factoring Agreement entered into on December 22, 2005 and dated as of December 21, 2005, between Taverniti So Jeans, LLC and FTC Commercial Corp.

10.23 Guaranty dated November 28, 2005, among Blue Holdings, Inc., Antik Denim, LLC and FTC Commercial Corp.

10.24 Guaranty dated July 2005, between Blue Holdings, Inc. and FTC Commercial Corp.

23.1        Consent of Weinberg & Company, P.C.

24.1 Power of Attorney (included as part of the Signature Page of this Registration Statement).

31.1 Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        Certification of Principal  Executive  Officer pursuant to 18 U.S.C.
            Section   1350,   as  adopted   pursuant   to  Section  906  of  the
            Sarbanes-Oxley Act of 2002.

32.2        Certification of Principal  Financial  Officer pursuant to 18 U.S.C.
            Section   1350,   as  adopted   pursuant   to  Section  906  of  the
            Sarbanes-Oxley Act of 2002.

99.1 2005 Stock Incentive Plan and Form of Stock Option Agreement of the Registrant. (5)

------------
(1) Filed previously as Exhibit 2.5 to the Registrant's Current Report on Form 8-K (File #: 000-33297), filed with the Securities and Exchange Commission on April 15, 2005, and incorporated herein by this reference.

(2) Filed previously as Exhibit 2(e) to the Registrant's Current Report on Form 8-K (File #: 000-33297), filed with the Securities and Exchange Commission on June 30, 2005, and incorporated herein by this reference.

(3) File previously as Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File #: 000-33297), filed with the Securities and Exchange
       Commission  on  October  31,  2005,  and  incorporated   herein  by  this
       reference.

(4) Filed previously as an exhibit to the Registrant's Form 10-SB Registration Statement (File #: 000-33297), filed with the Securities and Exchange Commission on October 31, 2001, and again on May 1, 2002, and incorporated herein by this reference.

(5) Filed previously as an exhibit to the Registrant's Form S-8 Registration Statement (File #: 333-127723), filed with the Securities and Exchange Commission on August 19, 2005, and incorporated herein by this reference.

(6)    Filed previously as Exhibit 10 to the Registrant's Current Report on Form
       8-K  (File  #:  000-33297),   filed  with  the  Securities  and  Exchange
       Commission on February 10, 2005, and incorporated herein by this reference.

(7)    Filed previously as an exhibit to the Registrant's Current Report on Form
       8-K  (File  #:  000-33297),   filed  with  the  Securities  and  Exchange
       Commission on April 29, 2005, and incorporated herein by this reference.

(8) Filed previously as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File #: 000-33297), filed with the Securities and Exchange Commission on July 7, 2005, and incorporated herein by this reference.

(9) Filed previously as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File #: 000-33297), filed with the Securities and Exchange Commission on July 14, 2005 and incorporated herein by this reference.


(10) Filed previously as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB (File #: 000-33297), filed with the Securities and Exchange Commission on August 12, 2005, and incorporated herein by this reference.

(11) Filed previously as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File #: 000-33297), filed with the Securities and Exchange Commission on August 25, 2005, and incorporated herein by this reference.

(12)   File   previously  as  Exhibit  10.7  to  the   Registrant's   Form  SB-2
       Registration Statement (File # 333-128288), filed with the Securities and Exchange Commission on September 13, 2005.

(13) File previously as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File #: 000-33297), filed with the Securities and Exchange Commission on October 7, 2005, and incorporated herein by this reference.

(14) File previously as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File #: 000-33297), filed with the Securities and Exchange Commission on November 14, 2005, and incorporated herein by this reference.

(15) Filed previously as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-QSB (File #: 000-33297), filed with the Securities and Exchange Commission on November 8, 2005, and incorporated herein by this reference.