Form 10KSB/A
period 2005-12-31
BLUE HOLDINGS, INC.
filed 2006-05-08
CIK 1139683

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment No. 1
                                       to
                                   FORM 10-KSB

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

Transitional Small Business Disclosure Format (check one):   Yes |_|   No |X|


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


================================================================================

                                EXPLANATORY NOTE

         We are filing this Amendment No. 1 to Annual Report on Form 10-KSB for the year ended December 31, 2005 (the "Amended Annual Report"), to amend our Annual Report on Form 10-KSB for the year ended December 31, 2005 (the "Original Annual Report"), which was originally filed with the Securities and Exchange Commission (the "SEC") on March 23, 2006. The Company is filing this Amended Annual Report for the sole purpose of filing Exhibit 23.1, which was identified as an Exhibit in the Original Annual Report but was inadvertently omitted in the Company's Edgar submission. The following Items amend the Original Annual Report, as permitted by the rules and regulations of the SEC.

                                    PART III

ITEM 13. EXHIBITS.

         See attached Exhibit Index.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       BLUE HOLDINGS, INC.

                                       By:      /S/ PAUL GUEZ
                                          --------------------------------------
                                           Paul Guez, Chairman of the Board,
                                           Chief Executive Officer and President

                                       Date: May 8, 2006



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        SIGNATURE                         TITLE                         DATE
        ---------                         -----                         ----

       /S/ PAUL GUEZ              Chairman of the Board of           May 8, 2006
---------------------------       Directors, Chief Executive
        Paul Guez                 Officer and President

     /S/ PATRICK CHOW             Chief Financial Officer            May 8, 2006
---------------------------       (Principal Financial and
       Patrick Chow               Accounting Officer)
                                  Director

            *                     Director                           May 8, 2006
---------------------------
       Gary Freeman

            *                     Director                           May 8, 2006
---------------------------
     Marshall Geller

            *                     Director                           May 8, 2006
---------------------------
      Kevin Keating

            *                     Director                           May 8, 2006
---------------------------
      Robert G. Lynn


*    /S/ PATRICK CHOW
---------------------------
Patrick Chow
Attorney in Fact

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                    EXHIBIT TITLE
------      --------------------------------------------------------------------

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

10.7 Form of Indemnification Agreement between the Registrant and each of its executive officers and directors. (12)

10.8 License Agreement dated September 8, 2005, between Antik Denim, LLC and Titan Industries, Inc. (15)

10.9 License Agreement dated to be effective October 5, 2005, between the Registrant and Yanuk Jeans, LLC. (13)

10.10 Employment Agreement dated November 14, 2005, between Antik Denim, LLC and Alexandre Caugant (14)

10.11 Factoring Agreement dated October 18, 2004, between Antik Denim, LLC and FTC Commercial Corp. (16)

10.12 Factoring Agreement dated November 22, 2004, between Taverniti So Jeans, LLC and FTC Commercial Corp. (16)

10.13 Factoring Agreement dated July 25, 2005, between Blue Holdings, Inc. and FTC Commercial Corp. (16)

10.14 Amendment No. 1 to Factoring Agreement dated September 1, 2005, between Antik Denim, LLC and FTC Commercial Corp. (16)

10.15 Amendment No. 1 to Factoring Agreement dated September 1, 2005, between Blue Holdings, Inc. and FTC Commercial Corp. (16)

10.16 Amendment No. 1 to Factoring Agreement entered into on December 22, 2005 and dated as of October 1, 2005, between Taverniti So Jeans, LLC and FTC Commercial Corp. (16)

10.17 Amendment No. 2 to Factoring Agreement entered into on December 22, 2005 and dated as of October 1, 2005, between Antik Denim, LLC and FTC Commercial Corp. (16)

10.18 Amendment No. 2 to Factoring Agreement entered into on December 22, 2005 and dated as of October 1, 2005, between Blue Holdings, Inc. and FTC Commercial Corp. (16)

10.19 Amendment No. 2 to Factoring Agreement entered into on December 22, 2005 and dated as of December 1, 2005, between Taverniti So Jeans, LLC and FTC Commercial Corp. (16)

10.20 Amendment No. 3 to Factoring Agreement entered into on December 22, 2005 and dated as of January 1, 2006, between Antik Denim, LLC and FTC Commercial Corp. (16)

10.21 Amendment No. 3 to Factoring Agreement entered into on December 22, 2005 and dated as of January 1, 2006, between Blue Holdings, Inc. and FTC Commercial Corp. (16)

10.22 Amendment No. 3 to Factoring Agreement entered into on December 22, 2005 and dated as of December 21, 2005, between Taverniti So Jeans, LLC and FTC Commercial Corp. (16)

10.23 Guaranty dated November 28, 2005, among Blue Holdings, Inc., Antik Denim, LLC and FTC Commercial Corp. (16)

10.24 Guaranty dated July 2005, between Blue Holdings, Inc. and FTC Commercial Corp. (16)

23.1        Consent of Weinberg & Company, P.C.

24.1        Power of Attorney (16).

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

99.1 2005 Stock Incentive Plan and Form of Stock Option Agreement of the Registrant. (5)

----------
(1) Filed previously as Exhibit 2.5 to the Registrant's Current Report on Form 8-K (File #: 000-33297), filed with the Securities and Exchange Commission on April 15, 2005, and incorporated herein by this reference.

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

(16)   Previously filed.