Form 10QSB
period 2006-03-31
BLUE HOLDINGS, INC.
filed 2006-05-15
CIK 1139683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2006

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

         As of May 9, 2006, 26,057,200 shares of the registrant's common stock were outstanding.

         Transitional Small Business Disclosure Format (Check One):

                                 YES |_|    NO |X|

                                TABLE OF CONTENTS




                                                                            Page
                                                                            ----

PART I   Financial Information


Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets (Unaudited)                  3

            Condensed Consolidated Statements of Operations (Unaudited)        4

            Condensed Consolidated Statements of Shareholders'
                Equity (Unaudited)                                             5

            Condensed Consolidated Statements of Cash Flows (Unaudited)        6

            Notes to the Condensed Consolidated Financial Statements
                (Unaudited)                                                    7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            17

Item 3.  Controls and Procedures                                              32

PART II  Other Information

Item 6.  Exhibits                                                             33

                                     PART I

ITEM 1.     FINANCIAL STATEMENTS

BLUE HOLDINGS INC. (FORMERLY KNOWN AS MARINE JET TECHNOLOGY CORP.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

           ASSETS                                      March 31,    December 31,
                                                         2006           2005
                                                      -----------    -----------
                                                      (Unaudited)     (Audited)
CURRENT ASSETS:
   Cash ..........................................    $   105,931    $   228,127
   Due from factor, net of reserves of
      $49,674 and $96,849, respectively ..........      1,265,399        693,474
   Accounts receivable, net of reserves
      of $531,596 and  $484,421, respectively:
        - Purchased by factor with recourse ......      4,705,701      4,287,163
        - Others .................................        159,759          2,504
   Due from related parties ......................           --           15,974
   Inventories ...................................     12,077,440      9,925,162
   Deferred income taxes .........................        654,997        492,574
   Prepaid expenses and other current assets .....        295,851        351,919
                                                      -----------    -----------
      Total current assets .......................     19,265,078     15,996,897


   Deferred income taxes .........................      1,647,004      1,671,135
   Property and equipment, less
      accumulated depreciation ...................        354,128        198,927
                                                      -----------    -----------
Total assets .....................................    $21,266,210    $17,866,959
                                                      ===========    ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank overdraft ................................    $   539,329    $   616,020
   Accounts payable ..............................      3,427,355      2,911,598
   Short-term borrowings .........................      6,643,138      4,583,936
   Due to related parties ........................        803,063        469,186
   Income taxes payable ..........................        596,953        650,468
   Accrued expenses and other current
      liabilities ................................        425,114        599,166
                                                      -----------    -----------
      Total current liabilities ..................     12,434,952      9,830,374
                                                      -----------    -----------

Stockholders' equity
   Common Stock $0.001 par value,
     authorized 75,000,000 shares,
      26,057,200 shares issued and outstanding ...         26,057         26,057
   Additional paid-in capital ....................      5,111,249      4,996,752
   Retained earnings .............................      3,693,952      3,013,776
                                                      -----------    -----------
      Total stockholders' equity .................      8,831,258      8,036,585
                                                      -----------    -----------
Total liabilities and stockholders' equity .......    $21,266,210    $17,866,959
                                                      ===========    ===========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BLUE HOLDINGS INC. (FORMERLY KNOWN AS MARINE JET TECHNOLOGY CORP.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                      Three Months  Three Months
                                                          Ended        Ended
                                                        March 31,    March 31,
                                                          2006         2005
                                                       -----------   -----------
                                                       (Unaudited)   (Unaudited)
Net sales ..........................................   $11,877,879   $ 5,009,433

Cost of goods sold .................................     5,928,616     3,346,819
                                                       -----------   -----------

Gross profit .......................................     5,949,263     1,662,614

Selling, distribution & administrative expenses ....     4,600,407     1,195,765
                                                       -----------   -----------

Income before interest expense and provision
   for income taxes ................................     1,348,856       466,849


Interest expense ...................................       171,313          --
                                                       -----------   -----------

Income before provision for income taxes ...........     1,177,543       466,849

Provision for income taxes .........................       497,367           800
                                                       -----------   -----------

Net income .........................................   $   680,176   $   466,049
                                                       ===========   ===========

Earnings per common share - Basic and diluted ......   $      0.03   $      0.02
                                                       ===========   ===========

Weighted average shares outstanding -
   Basic and diluted ...............................    26,057,200    26,057,200
                                                       ===========   ===========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BLUE HOLDINGS INC. (FORMERLY KNOWN AS MARINE JET TECHNOLOGY CORP.)
AND SUBSIDIARIES
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006

                                     Shares Issued
                                -----------------------   Additional
                                              Par Value     Paid In     Retained
                                  Number        0.001       Capital     Earnings     Total
                                ----------   ----------   ----------   ----------   ----------
Balance, January 1, 2006 ....   26,057,200   $   26,057   $4,996,752   $3,013,776    8,036,585


Fair value of options granted         --           --        114,497         --        114,497


Net Income for the period ...         --           --           --        680,176      680,176

                                ----------   ----------   ----------   ----------   ----------

Balance, March 31, 2006 .....   26,057,200   $   26,057   $5,111,249   $3,693,952   $8,831,258
                                ==========   ==========   ==========   ==========   ==========

BLUE HOLDINGS INC. (FORMERLY KNOWN AS MARINE JET TECHNOLOGY CORP.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                         For the three months
                                                           ended March 31,
                                                     --------------------------
                                                         2006          2005
                                                     -----------    -----------
                                                     (Unaudited)    (Unaudited)
Cash flows from operating activities:
Net Income .......................................   $   680,176    $   466,049
Adjustments to reconcile net income (loss) to cash
    used in operating activities:
    Depreciation .................................        26,020          1,453
    Fair value of stock options granted ..........       114,497           --
Changes in assets and liabilities:
    Accounts receivable ..........................      (575,793)      (303,493)
    Due from factor ..............................      (571,925)      (362,117)
    Inventories ..................................    (2,152,278)      (889,964)
    Due from related parties .....................        15,974       (539,631)
    Deferred income taxes ........................      (138,292)          --
    Due to related parties .......................       333,877        (64,762)
    Prepaid expenses and other current assets ....        56,068        (13,557)
    Income tax payable ...........................       (53,515)          --
    Bank overdraft ...............................       (76,691)          --
    Accounts payable .............................       427,550      1,370,330
    Due to customers .............................        88,208         33,440
    Other current liabilities ....................      (174,053)       104,507
                                                     -----------    -----------

Net cash used in operating activities ............    (2,000,177)      (197,745)
                                                     -----------    -----------

Cash flows from investing activities:
    Purchase of equipment ........................      (181,221)       (32,556)
                                                     -----------    -----------
Net cash used in investing activities ............      (181,221)       (32,556)
                                                     -----------    -----------

Cash flows from financing activities:
    Short-term borrowings ........................     2,059,202           --
    Contribution of capital ......................          --          186,200
                                                     -----------    -----------
Net Cash provided by financing activities ........     2,059,202        186,200
                                                     -----------    -----------


Net (decrease) in cash ...........................      (122,196)       (44,101)
Cash at beginning of period ......................       228,127         84,635
                                                     -----------    -----------
  CASH AT END OF PERIOD ..........................   $   105,931    $    40,534
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW STATEMENT

Cash paid for income tax .........................   $   683,500    $      --
                                                     ===========    ===========

Cash paid for interest ...........................   $   171,313    $      --
                                                     ===========    ===========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

      BLUE HOLDINGS INC. (FORMERLY KNOWNS AS MARINE JET TECHNOLOGY CORP.)
                                AND SUBSIDIARIES
          NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF MARCH 31, 2006
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

         (a)      BASIS OF PRESENTATION:

         The condensed  consolidated financial statements include the operations
of  Blue  Holdings  Inc.  and  its   wholly-owned   subsidiaries.   Intercompany
transactions and balances are eliminated in consolidation.

         The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2006, the results of operations for the three months ended March 31, 2006 and 2005, and the cash flows for the three months ended March 31, 2006 and 2005. The consolidated balance sheet as of December 31, 2005 is derived from the Company's audited financial statements.

         Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission.

         The Company's results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

         (b)      ORGANIZATION:

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

         On October 31, 2005, the Company entered into an exchange agreement with Taverniti So Jeans, LLC, a California limited liability company ("Taverniti"), and the members of Taverniti (the "Taverniti Members"). Under the exchange agreement, the Company acquired all of the outstanding membership interests of Taverniti (the "Taverniti Interests") from the Taverniti Members, and the Taverniti Members contributed all of their Taverniti Interests to the Company. In exchange, the Company issued to the Taverniti Members, on a pro rata basis, an aggregate of 500,000 shares of the Common Stock, par value $0.001 per share, of the Company, and paid to the Taverniti Members, on a pro rata basis, an aggregate of Seven Hundred Fifty Thousand Dollars ($750,000). At the closing of the exchange transaction, Taverniti became a wholly-owned subsidiary of the Company. Paul Guez, the Company's Chairman, Chief Executive Officer, President and majority shareholder, was and remains the sole manager and was member of Taverniti. Elizabeth Guez, Paul Guez's spouse and the Company's former Chief Operating Officer, was a member of Taverniti. Two other members of Mr. and Mrs. Guez's family, including Gregory Abbou, the President of Taverniti, were the remaining members of Taverniti. The transaction has been accounted for as a combination of entities under common control. As such, the financial statements herein have been presented to include the operations of Taverniti since September 13, 2004, the date of its inception, and the $750,000 payment was considered as a deemed distribution to the members of Taverniti upon the closing of the combination.

         (c)      NATURE OF OPERATIONS:

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

         (b)      REVENUE RECOGNITION:

         Revenue is recognized when merchandise is shipped to the customer based upon agreed terms and is recorded net of estimated returns, chargebacks and markdowns based upon management's estimates and historical experience. We sometimes arrange, on behalf of manufacturers, for the purchase of fabric from a single supplier. We have the fabric shipped directly to the cutting factory and invoice the factory for the fabric. The factories then pay us for the fabric with offsets against the price of the finished goods.

         (c)      ADVERTISING:

         Advertising costs are expensed as of the first date the advertisements take place. Advertising expenses included in selling expenses approximated $506,165 for the three months ended March 31, 2006, compared to $31,762 for the three months ended March 31, 2005.

         (d)      CONCENTRATION OF CREDIT RISK:

         Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of cash, trade accounts receivable, and amounts due from our factor. Concentration of credit risk with respect to trade accounts receivable at March 31, 2006 is limited due to the number of customers comprising the Company's customer base and their dispersion throughout the United States and abroad. The Company extends unsecured credit to its customers in the normal course of business.

         The Company's cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company's policy is to maintain cash balances with high quality financial institutions.

         The Company's products are primarily sold to department stores and specialty retail stores. These customers can be significantly affected by changes in economic, competitive or other factors. The Company makes substantial sales to a relatively few, large customers. In order to minimize the risk of loss, the Company assigns certain amount of domestic accounts receivable to a factor without recourse or requires letters of credit from its customers prior to the shipment of goods. For non-factored receivables, account-monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required. During the three months ended March 31, 2006, one customer accounted for 20.6% of our total sales, and as of March 31, 2005, one customer accounted for 21% of trade accounts receivable.

         (e)      CASH AND BANK OVERDRAFT

         Bank overdraft of $539,329 as of March 31, 2006 is comprised of issued but unpresented checks and is to be offset by cash at bank of $105,931.

         (f)      STOCK-BASED COMPENSATION:

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS No. 123 was amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which required companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. Through December 31, 2005, the Company accounted for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), with pro forma disclosures of net income (loss) as if the fair value method had been applied. Accordingly, compensation cost for stock options was measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

         As the exercise price of stock options and warrants issued to employees was not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method, there was no related compensation expense recorded in the Company's 2005 consolidated financial statements. The fair value of stock options and warrants issued to officers, directors and employees at not less than fair market value of the Company's common stock on the date of grant was estimated using the Black-Scholes option-pricing model, and the effect on the Company's results of operations was shown as if such stock options and warrants had been accounted for pursuant to SFAS No. 123.

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123R superseded APB No. 25 and amended SFAS No. 95, "Statement of Cash Flows". Effective January 1, 2006, SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company's financial statements over the vesting period of the awards.

         Accordingly, the Company will recognize compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.

         The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

         The total stock based compensation expense for the three months ended March 31, 2006 was $114,497. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the periods indicated:

                                              Three Months
                                                 Ended
                                             March 31, 2006
                                            ----------------

Dividend yield                                      --
Risk-free interest rate                           4.50%
Expected volatility                              46.01%
Expected life of options                        5 years


         During the three months ended March 31, 2005, the Company did not grant any options to purchase shares of its common stock, nor were there any options vesting during that period. Accordingly, no proforma information for March 31, 2005 is required.

         (g)      NET INCOME (LOSS) PER SHARE

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

         At March 31, 2006 and 2005, potentially dilutive securities consisted of outstanding common stock options to acquire 697,000 and 0 shares, respectively. These potentially dilutive securities were not included in the calculation of income per share for the quarter ended March 31, 2006 as the exercise price of the options exceeded the average market price of the shares. Accordingly, basic and diluted loss per share is the same for the quarter ended March 31, 2006.

         (h)      SHIPPING AND HANDLING COSTS:

         Freight charges are included in selling, distribution and administrative expenses in the statement of operations and approximated $216,403 for the three months ended March 31, 2006 as compared with $46,890 for the same period last year.

         (i)      MAJOR SUPPLIERS:

         During the first quarter of 2006, three suppliers comprised greater than 10% of the Company's purchases. Purchases from these suppliers were 24.2%, 14.7% and 11.1% respectively. One of them is Blue Concept, LLC, which is co-owned by Paul Guez, accounted for 14.7%.

         (j)      MAJOR CUSTOMER:

         During the three months ended March 31, 2006, one customer comprised of greater than 10% of the Company's sales. Sales to that customer were 20.6%.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

         In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 is a replacement of APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - (an Amendment of APB Opinion No. 28)" and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, and provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. Retrospective application is the application of a different accounting principle to a prior accounting period as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also addresses the reporting of the correction of an error by restating previously issued financial statements. The Company adopted the provisions of SFAS No. 154 effective January 1, 2006.

         On September 22, 2005, the Securities and Exchange Commission ("SEC") issued rules to delay by one-year the required reporting by management on internal controls over financial reporting for non-accelerated filers. The new SEC rule extends the compliance date for such registrants to fiscal years ending on or after July 15, 2007. Accordingly, the Company qualifies for the deferral until its year ending December 31, 2007 to comply with the internal control reporting requirements.

NOTE 3 - DUE FROM FACTOR

         We use a factor for working capital and credit administration purposes. Under the various factoring agreements entered into separately by Blue Holdings, Antik Denim, LLC and Taverniti So Jeans, LLC, the factor purchases all the trade accounts receivable assigned by the Company and its subsidiaries and assumes all credit risk with respect to those accounts approved by it.

         The factor agreements provide that we can borrow an amount up to 90% of the value of our purchased customer invoices, less a reserve of 10% of unpaid accounts purchased and 100% of all such accounts which are disputed. The factor agreements, which have all been amended to terminate on July 24, 2006, provide for automatic renewal after that date subject to 120 days' termination notice from any party. The factor also makes available to all three companies a combined line of credit up to the lesser of $2.4 million (increased from $1.5 million effective as of January 1, 2006) and 50% of the value of eligible raw materials and finished goods. The increase in this line of credit - from $1.5 million to $2.4 million - became effective as of January 1, 2006, however, the definitive documents representing the increase are still being negotiated with the factor. As of March 31, 2006, the Company drew down $2.1 million of this credit line against inventory.

          As of March 31, 2006, the factor holds $2,639,057 of accounts receivable purchased from us on a without recourse basis and has made advances to us of $1,323,984 against those receivables, resulting in a net balance amount Due from Factor of $1,265,399, net of reserves of $49,674, as of March 31, 2006. The Company has accounted for the sale of receivables to the factor in accordance with SFAS No.140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

         As of March 31, 2006, the factor also held $4,705,700 of accounts receivable that were subject to recourse, net of reserves of $337,246 and as of March 31, 2006, the Company received advances totaling $6,643,138 against such receivables and against eligible inventory. The company has included the $4,705,700 in accounts receivable, and has reflected the $6,643,138 as short term borrowings on the accompanying balance sheet. The factor commission against such receivables is 0.4% and interest is charged at the rate of 1% over the factor's prime lending rate per annum.

         During the period, the factor commission on receivables purchased on a without recourse basis was 0.8% of the customer invoice amount for terms up to 90 days, plus one quarter of one percent (.25%) for each additional thirty-day term. Effective January 1, 2006, the factor commission is 0.75% if the aggregate amount of approved invoices is below $10 million per annum, 0.70% if below $20 million and 0.65% if below $30 million. The Company is contingently liable to the factor for merchandise disputes, customer claims and the like on receivables sold to the factor. To the extent that the Company draws funds prior to the deemed collection date of the accounts receivable sold to the factor, interest is charged at the rate of 1% over the factor's prime lending rate per annum. Factor advances are collateralized by the non-factored accounts receivable, inventories and the personal guarantees of Paul Guez, our Chairman, Chief Executive Officer, President and majority shareholder, and the living trust of Paul and Elizabeth Guez.

NOTE 4 - INVENTORIES

         Inventories at March 31, 2006 and December 31, 2005 are summarized as follows:

                                           March 31,        December 31,
                                             2006              2005
                                          -----------       -----------
                                          (Unaudited)       (Audited)

         Raw Materials ............       $ 3,757,988       $ 3,850,916
         Work-in-Process ..........         3,461,399         2,842,531
         Finished Goods ...........         4,858,053         3,231,715
                                          -----------       -----------
         TOTAL ....................       $12,077,440       $ 9,925,162
                                          ===========       ===========


NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment at March 31, 2006 and December 31, 2005 are summarized as follows:

                                                      March 31,     December 31,
                                                        2006            2005
                                                      ---------       ---------
                                                     (Unaudited)      (Audited)

Furniture ......................................      $  12,973       $  11,217
Leasehold Improvements .........................         45,044          44,600
Computer Equipment .............................        341,681         162,659
                                                      ---------       ---------
                                                        399,698         218,476
Less: Accumulated depreciation and Amortization         (45,570)        (19,549)
                                                      ---------       ---------
TOTAL ..........................................      $ 354,128       $ 198,927
                                                      =========       =========


NOTE 6 - RELATED PARTY TRANSACTIONS

         The Company purchased fabric at cost from Blue Concept, LLC which is owned by Paul Guez, the Company's Chairman and Chief Executive Officer, for $241,566 during the three months ended March 31, 2006.

         Azteca Production International Inc. is one of our contractors in Mexico and is co-owned by Paul Guez, our majority stockholder. During the three months ended March 31, 2006, we paid them sewing and other sub-contracting charges in the amount of $818,802. Azteca principally provided manufacturing services to Taverniti.

         Since July 2005, the Company has purchased finished "Yanuk" products from Blue Concept, LLC. These purchases were made at a cost plus basis to cover the cost of goods sold plus allocated overhead. Off -price "Yanuk" products were sold on behalf of Blue Concept, LLC with an overhead recovery charged to Blue Concept, LLC. During the first quarter ended March 31, 2006, total purchases from Blue Concept, LLC amounted to $266,725.

         On July 5, 2005 the Company entered into a ten-year license agreement with Yanuk Jeans, LLC, and effective July 1, 2005. Under the terms of the agreement, the Company became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of the "Yanuk" brand products to the wholesale and retail trade. The Company pays to Yanuk Jeans, LLC a royalty of six percent of all net sales of the licensed products and a guaranteed minimum royalty on an annual basis. In addition, during the term of the license agreement, the Company has the option to purchase from Yanuk Jeans, LLC the property licensed under the agreement. The royalties for the three months ended March 31, 2006 paid or payable to Yanuk Jeans, LLC totaled
$114,619. Yanuk Jeans, LLC is solely owned by Paul Guez, our majority stockholder.

         Paul Guez and the living trust of Paul and Elizabeth Guez have guaranteed all advances and ledger debt due to the Company's factor.

         Taverniti is the exclusive licensee for the design, development, manufacture, sale, marketing and distribution of the "Taverniti So Jeans" trademark in the denim and knit sports wear categories for men and women. It is paying royalties to Taverniti Holdings, LLC in the ranges of 5-8 percent depending on the net sales of the licensed products pursuant to a license agreement with Taverniti Holdings, LLC. Taverniti Holdings, LLC is jointly owned by Paul Guez (60%) and Jimmy Taverniti (40%), the designer of the products for the brand, and Mr. Guez is the sole manager. The license agreement was signed in May 2004 and expires on December 31, 2015. Royalties paid or payable for the three months ended March 31, 2006 amounted to $350,782.


NOTE 7 - DUE TO/FROM RELATED PARTIES:

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

         As of March 31, 2006, the Company had advances totaling $107,871 from Mr. Paul Guez which are included in amounts due to related parties on the accompanying balance sheet.


NOTE 8 - INCOME TAX:

         The Company accounts for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

         The Company's provision for income taxes was $497,367 for the three months ended March 31, 2006 compared to $800 for the same period of the prior year. For the three months ended March 31, 2005 the income earned and related Federal and State income tax obligations for the period were passed through to the previous members of Antik Denim, LLC, and Taverniti So Jeans, LLC, and the Company recorded no provision for such taxes.

         The provision for income taxes consists of the following for the periods ended March 31:

                                                      2006               2005
                                                    ---------          ---------
Current
   Federal ................................         $ 454,294          $       0
   State ..................................           181,365                800
Deferred
   Federal ................................           (80,690)                 0
   State ..................................           (57,602)                 0
                                                    ---------          ---------
Provision for income tax expense ..........         $ 497,367          $     800
                                                    =========          =========


         A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows for the periods ended March 31:

                                                         2006            2005
                                                       --------        --------

Statutory federal rate ......................              34.0%           34.0%
State taxes, net of federal benefit .........               7.0             0.1
Income not taxed at the Company level .......               0.0           (34.0)
Permanent differences .......................               1.5             0.0
Other .......................................              (0.1)            0.0
                                                       --------        --------
Effective tax rate ..........................              42.4%            0.1%
                                                       ========        ========


NOTE 9 - STOCK OPTIONS

         Under the Company's 2005 Stock Incentive Plan (the "Company Plan"), the Company may grant qualified and nonqualified stock options and stock purchase rights to selected employees. The Company reserved 2,500,000 shares of common stock for issuance under the Company Plan. Options to purchase 270,000 shares of common stock were granted in 2006. No options to purchase shares of common stock were exercised or terminated in 2006.

         At March 31, 2006, options outstanding are as follows:

                                                               Weighted
                                                                average
                                                 Number of     exercise
                                                  options        price
                                                 --------      --------

         Balance at January 1, 2006 .......       427,000      $   7.18

         Granted ..........................       270,000      $   5.20
         Exercised ........................          --            --

         Cancelled ........................          --            --
                                                 --------      --------

         Balance at March 31, 2006 ........       697,000      $   6.41
                                                 ========      ========

         Additional information regarding options outstanding as of March 31, 2006 is as follows:

                            OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
----------------------------------------------------------------   -------------------------------
                              Weighted average                                    Weighted average
                                 Remaining         Weighted                          Weighted
                   Number       Contractual         Average          Number          Average
Exercise Price   Outstanding    Life (Years)     Exercise Price    Exercisable    Exercise Price
---------------- ------------ ----------------- ----------------   ------------- -----------------
     $8.10         62,000           9.18             $8.10           22,000           $8.10

     $7.40         300,000          9.36             $7.40          100,000           $7.40

     $5.30         65,000           9.37             $5.30           25,000           $5.30

     $5.20         270,000          9.75             $5.20            --

                 ------------ ----------------- ---------------- --------------- -----------------

 $5.20 - $8.10     697,000          9.50             $6.41          147,000           $7.15
                 ============ ================= ================ =============== =================


NOTE 10 - SUBSEQUENT EVENTS

         On April 27, 2006, we entered into a sublease agreement with Azteca Production International, Inc., which is co-owned by Paul Guez, and have contracted to pay $19,030 per month retroactive January 1, 2006 for the use of the Commerce facility.

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

DESCRIPTION OF BUSINESS

OVERVIEW

         We design, develop, market and distribute high end fashion jeans and accessories under the brand names "Antik Denim," "Yanuk," "U" and "Taverniti So Jeans." We plan to also design, develop, market and distribute jeans and accessories under other brands that we may license or acquire from time to time. Our products currently include jeans, jackets, belts, purses and T-shirts. We currently sell our products in the United States, Canada, Japan and the European Union directly to department stores and boutiques and through distribution arrangements in certain foreign jurisdictions. We are headquartered in Commerce, California and maintain two showrooms in New York and Los Angeles. We opened a retail store in Los Angeles during August 2005.

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

SIGNIFICANT DEVELOPMENTS

         On March 31, 2006, we entered into a Letter of Intent with Global Fashion Group, SA ("Global Fashion Group") to form a new joint venture company which will have a license to produce, manufacture and distribute apparel and accessories for our three principal brands, "Antik Denim," "Taverniti So Jeans" and "Yanuk," throughout Europe and other territories. The initial term of the license will be for two years, with automatic renewal for an additional three-year term if the joint venture achieves target net sales and is not in breach of the license. Under the terms of the Letter of Intent, the joint venture will pay to us a royalty of fifteen percent (15%) of all net sales of the licensed products and will pay guaranteed minimum royalties on an annual basis in the aggregate amount of EUR 13.4 million through 2010 assuming the license to the joint venture is renewed. The Letter of Intent provided for an upfront initial license fee of EUR 200,000. We will own one-half of the ownership interest in the joint venture and Global Fashion Group will own the remaining half. The joint venture will have a right of first refusal to license future brands developed by us and neither the joint venture nor Global Fashion Group are permitted to engage in competitive activities with respect to the products licensed to the joint venture during the term of the license. The parties are currently negotiating the final definitive documents for the transaction.

BUSINESS STRATEGY

         We strive to build on our position in the principal markets in which we compete by focusing on the following four core elements of our business strategy.

         PRODUCT STRATEGY

         Our overall product strategy is to offer multiple brands of apparel in the premium and better denim segments. As a result of the license agreements with Yanuk Jeans LLC and the acquisition of Taverniti So Jeans LLC, we currently market our products under the "Antik Denim," "Taverniti So Jeans", "Yanuk" and "U" brands and plan to continue to further expand our brand portfolio by acquisition and/or license of existing apparel companies and/or brands, as applicable, in the premium or better segments of the industry, or the creation of new brands by our internal design team. Although no definitive arrangement or plan is currently in place, we expect our management to periodically review potential acquisition and licensing opportunities to expand our product line and brands in these targeted market segments. Our goal is to employ a multi-brand strategy to reduce risks associated with the natural life cycle of a single brand and to appeal to a broader customer base with different looks from different brands. We believe the increase in demand for premium denim products over the last couple of years and relatively high retail price points for premium jeans, ranging from approximately $150 to $400, offers us a significant opportunity to increase our revenues and improve our profitability.

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

         Our senior management team has significant experience in developing and marketing multiple premium denim products and brands, which we believe demonstrates a capability to implement our product strategy. Over the last thirty years, Mr. Guez, our Chairman, Chief Executive Officer and President, has engaged in the design, marketing, manufacturing and wholesale distribution of premium fashion and denim collections, including Sasson Jeans and more recently, a growing stable of contemporary brands, such as Duarte Jeans, Elvis, Memphis Blues and Grail Jeans. Our principal designers, Philippe Naouri, Alex Caugant, Jimmy Taverniti and Benjamin Taverniti have previously assisted world-renowned casual apparel companies such as Chevignon, Diesel, GOA, and Replay in the design and development of successful brands and products.

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

         GROWTH STRATEGY

         We plan to continue to expand our operations, revenues, and profits through our internal growth and the acquisition and/or license of complimentary apparel brands or companies that we may identify from time to time. We anticipate that our internal growth will be driven by (1) expansion of our product lines by introducing new styles, including at varying price points, and complimentary products and accessories, (2) expansion of our wholesale distribution, both domestically and internationally through high end retailers
(3) the opening of select retail flagship stores domestically and the licensing of operators overseas to open stores to promote the identity of our brands, and
(4) a broader retail strategy focusing on the launch and operation of stores retailing our various brands. Our first retail store opened on August 27, 2005 on Melrose Avenue in Los Angeles. We anticipate that our growth strategy through acquisitions and/or licenses will involve the acquisition or license of additional companies and/or brands, as applicable, depending upon a company's and/or a brand's sales revenues, name and brand recognition, and/or synergies with the "Antik Denim," "Taverniti So Jeans," "Yanuk" and "U" brands, with the ultimate goal of building a portfolio of lifestyle brands in the premium and better segments of the denim industry. In line with this strategy, we licensed the rights to the "U" brand from Yanuk Jeans LLC, and completed the acquisition of Taverniti. Although no other definitive arrangement or plan is currently in place, we expect our management to periodically review and evaluate potential acquisition and licensing opportunities and make recommendations to our Board of Directors.

         SUPPLY STRATEGY

         We purchase our fabric, thread and other raw materials from various industry suppliers within the United States and abroad. We do not currently have any long-term agreements in place for the supply of our fabric, thread or other raw materials. The fabric, thread and other raw materials used by us are available from a large number of suppliers worldwide. During the period ended March 31, 2006, other than Blue Concept LLC which is a related party and from which we purchased fabric, two suppliers comprised greater than 10% of the Company's purchases. Purchases from these suppliers were 24.2% and 11.1% respectively, of our total supply purchases.

         OUR PRODUCTS

         Our principal products are high end fashion jeans that we design, manufacture, market, distribute and sell, including through our wholly-owned subsidiaries, Antik and Taverniti, under the "Antik Denim," "Taverniti So Jeans" and "Yanuk" labels. These jeans are sold in the United States and abroad to upscale retailers and boutiques. We currently sell men's and women's styles and have launched a children's line for both "Antik Denim" and "Taverniti So Jeans." "Antik Denim," "Yanuk" and "Taverniti So Jeans" brand jeans are made from high quality fabrics milled in the United States, Japan, Italy and Spain and are processed with cutting edge treatments and finishes. Our concepts and designs, including Antik Denim's distinct vintage western flair, and our extraordinary fit, embellishments, patent pending pockets, unique finishes, hand stitching, embroidery detail and other attention to detail and quality give "Antik Denim," "Yanuk" and "Taverniti So Jeans" brand jeans and apparel a competitive advantage in the high end fashion jean market. Antik branded products currently account for a large majority of our sales. In the period ended March 31, 2006, Antik branded products accounted for approximately 40% of our net sales, "Taverniti So Jeans" branded products accounted for approximately 44% of our net sales, and "Yanuk" branded products accounted for approximately 16% of our net sales, for the year.

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

MARKETING, DISTRIBUTION AND SALES

         We market, distribute and sell "Antik Denim" brand products and, as a result of license agreements with Yanuk Jeans LLC, "Yanuk" and "U" brand products, in the United States and internationally in a number of other countries such as Canada, Belgium, France, Germany, Sweden, Italy, Korea and Japan. As a result of the acquisition of Taverniti in October 2005, we will similarly market, distribute and sell "Taverniti So Jeans" brand products. In the period ended March 31, 2006, 37% of our total sales came from overseas customers.

         We market and distribute our products by participating in industry trade shows, as well as through our show rooms in Los Angeles and New York. We maintain distributor relationships in the United Kingdom, France, Germany, Sweden, Greece, Belgium, Italy, Mexico and Japan. Except for Mexico, Japan, Canada and Australia, we currently have no exclusive or long term distribution agreements with any party covering any territory, and do not depend on any single distributor to distribute our products. Our distributors often, but not always, purchase products from us at a discount for resale to their customers in their respective territories. Our distributors warehouse our products at their expense and they ship to and collect payment from their customers directly. On March 31, 2006, we entered into a Letter of Intent with Global Fashion Group, SA ("Global Fashion Group") to form a new joint venture company which will have a license to produce, manufacture and distribute apparel and accessories for our three principal brands, Antik Denim, Taverniti So Jeans and Yanuk, throughout Europe and other territories. The initial term of the license will be for two years, with automatic renewal for an additional three-year term if the joint venture achieves target net sales and is not in breach of the license. Under the terms of the Letter of Intent, the joint venture will pay to us a royalty of fifteen percent (15%) of all net sales of the licensed products and will pay guaranteed minimum royalties on an annual basis in the aggregate amount of EUR 13.4 million through 2010 assuming the license to the joint venture is renewed. The Letter of Intent provides for an upfront initial license fee of EUR 200,000.

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

MANUFACTURING

         We presently outsource all of our manufacturing to contract vendors using just in time ordering. We use several contract vendors for our manufacturing needs with the bulk of purchases (approximately 70%) currently made from domestic (U.S.) factories. We are increasing the use of factories in Mexico and the Far East. We do not rely on any one manufacturer and we believe additional manufacturing capacity is available to meet our current and planned needs. We maintain rigorous quality control systems for both raw and finished goods. We will continue to outsource the majority of our production capacity to maintain low fixed expenses. We will add additional contractors as required to meet our needs. During the period ended March 31, 2006, two sub-contractors accounted for 27.7% and 18.9% respectively, of our manufacturing. One of these sub-contractors, which principally provided manufacturing services to Taverniti, is Azteca Production International Inc., a company co-owned by Paul Guez, our Chairman and Chief Executive Officer.

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

DESIGN AND DEVELOPMENT

         Mr. Guez, along with a team of designers, is responsible for the design and development of our product lines. There is no formal research and development plan at this time, however, since inception; we have apportioned significant resources on our research and development activities related to our designs. In the period ended March 31, 2006, our expenses on design and development amounted to approximately $0.46 million.

EMPLOYEES

         As of April 30, 2006, we had 132 employees, not including our three executive officers, Paul Guez, our Chairman, Chief Executive Officer and President, and Patrick Chow, our Chief Financial Officer and Secretary and Gregory Abbou, President of Taverniti So Jeans LLC. Mr. Guez leads our product development, marketing and sales, and Mr. Chow oversees all financial aspects of our business.

Our employees are not unionized and except as described in other portions of this Annual Report on Form 10-KSB, no employees are subject to existing employment agreements.

PRINCIPAL EXECUTIVE OFFICES

         Our principal executive offices are located at 5804 East Slauson Avenue, Commerce, California 90040. Our telephone number is (323) 725-5555.

DESCRIPTION OF PROPERTY

         Our offices and warehouse are located in Commerce, California. It is from this facility that we conduct all of our executive and administrative functions, and ship products to our customers. We also maintain showrooms in both Los Angeles and New York City. Since the beginning of this year, we have been paying for the use of these showrooms based on our actual use. The rentals at the Commerce facility and the showrooms are shared by several companies. The entire Commerce facility consists of approximately 270,222 sq. ft. We now utilize approximately 73,000 sq. ft. of the Commerce, California facility. On April 27, 2006, we entered into a sublease agreement with Azteca Production International, Inc., which is co-owned by Paul Guez, where we contracted to pay $19,030 per month, retroactive to January 1, 2006, for the use of the Commerce facility.

         On August 27, 2005, we opened a retail store in Los Angeles and assumed all the obligations of a 10-year property lease which was previously signed by Blue Concept, LLC in April, 2005. We are paying $21,840 per month for the lease of the shop space.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 2006, net cash used in operating activities was $(2 million). The deficit was primarily due to an increase of $2.2 million in inventory, $0.6 million in due from factor and $0.6 million in accounts receivables and was offset by an increase in accounts payable of $0.4 million and an increase in due to related parties of $0.3 million. Net cash provided by financing activities was $2.1 million from short-term borrowings. The Company utilized $0.2 million in investing activities which consisted entirely of the purchase of equipment.

         We use a factor, FTC Commercial Corp., for working capital and credit administration purposes. Under the various factoring agreements entered into separately by Blue Holdings, Antik Denim, LLC and Taverniti So Jeans, LLC, the factor purchases all the trade accounts receivable assigned by us and assumes all credit risk with respect to those accounts approved by it.

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

         In addition, the factor also makes available to all three companies a combined line of credit up to the lesser of $2.4 million (increased from $1.5 million effective as of January 1, 2006) and 50% of the value of eligible raw materials and finished goods. The increase in this line of credit - from $1.5 million to $2.4 million - became effective as of January 1, 2006, however, the definitive documents representing the increase are still being negotiated with the factor. On March 31, 2005, we drew down $2.1 million of this credit line.

         As of March 31, 2006, the amount of the reserve held by the factor was approximately $0.75 million. The factor commission was 0.8% of the customer invoice amount for terms up to 90 days, plus one quarter of one percent (.25%) for each additional thirty-day term. Effective January 1, 2006, the factor commission is 0.75% if the aggregate amount of approved invoices is below $10 million per annum, and will be reduced by 5 basis points for each increase by $10 million in the aggregate amount of approved invoices. The Company is contingently liable to the factor for merchandise disputes, customer claims and the like on receivables sold to the factor. To the extent that the Company draws funds prior to the deemed collection date of the accounts receivable sold to the factor, interest is charged at the rate of 1% over the factor's prime lending rate per annum. Factor advances and ledger debt are collateralized by the non-factored accounts receivable, inventories and the personal guarantees of Paul Guez, our Chairman, Chief Executive Officer, President and majority shareholder, and the living trust of Paul and Elizabeth Guez.

         The factor also purchased customer invoices on a "with recourse" basis. These advances and the advances against inventory were classified as "short-term borrowings". These short-term borrowings amounted to $6.6 million as of March 31, 2006. The factor commission is 0.4% for receivables purchased subject to recourse. Receivables subject to recourse approximated $4.7 million net of reserves as of March 31, 2006.

         From time to time, Paul Guez, our Chairman and CEO, supports the Company with temporary advances. As of March 31, 2006, the Company had advances totaling $107,871 from Mr. Guez which are included in amounts due to related parties on the accompanying balance sheet

         Our primary source of liquidity is expected to be cash flow generated from operations, cash and cash equivalents currently on hand, and working capital attainable through our factor. We may seek to finance future capital needs through various means and channels, such as issuance of long-term debt or sale of equity securities.

OFF-BALANCE SHEET ARRANGEMENTS

         Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable. The Company sells certain of its trade accounts receivable to a factor and is contingently liable to the factor for merchandise disputes and other customer claims.

         As of March 31, 2006, the factor holds $2,639,057 of accounts receivable purchased from us on a without recourse basis and has made advances to us of $1,323,984 against those receivables, resulting in a net balance amount Due from Factor of $1,265,399, net of reserves of $49,674, as of March 31, 2006. The Company has accounted for the sale of receivables to the factor in accordance with SFAS No.140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

RESULTS OF OPERATIONS

         The acquisition of Antik Denim, LLC ("Antik") in 2005 is accounted for as a reverse merger (recapitalization) in the accompanying financial statements with Antik deemed to be the accounting acquirer, and Blue Holdings deemed to be the legal acquirer. The exchange transaction with Taverniti So Jeans, LLC is accounted for as a combination of entities under common control, and its 2005 results are combined with those of Antik and Blue Holdings, Inc., respectively. Accordingly, our results of operations before the completion of these transactions, including our operating results before April 29, 2005 (when we completed the acquisition of Antik), reflect the operations of Antik and Taverniti.

THREE MONTHS ENDED MARCH 31, 2006 VS. 2005

         Net sales increased from $5 million for the three months ended March 31, 2005 to $11.9 million for the three months ended March 31, 2006. Antik's production in the first quarter this year was partially disrupted by the Company's conversion to a new computer software system which affected production planning and resulted in a certain amount of orders being late or cancelled. This problem has since been under control.

         Gross profit for the three months ended March 31, 2006 increased to $5.95 million, or 50% of net sales from $ 1.66 million or 33 % of net sales in the three months ended March 31, 2005. We expect our gross margin to be maintained at approximately 50% in the future.

         Selling, distribution and administrative expenses for the three months ended March 31, 2006 totaled $4.6 million compared with $1.2 million for the three months ended March 31, 2005. The principal components in the first quarter of 2006 were payroll of $1.8 million (compared to $0.1 million in the first quarter last year), advertising and trade show expenses of $0.6 million ($0.09 million in the same period of 2005), travel expenses of $0.31 million ($0.09 million in the same period of 2005), royalties of $0.47 million ($0.05 million in 2005) and stock-based compensation of $0.11 million (none in 2005). The expenses on advertising, trade shows and the related travel expenses in the first quarter this year are expected to be cut back in the second quarter this year.

         Net Income after provision for taxes in the first quarter of 2006 was $0.68 million or 5.7 % of net sales compared to $0.5 million or 9.3 % of net sales in the first quarter of 2005. Basic and diluted earnings per share increased to $0.03 from $0.02 in the same period of last year. For the three months ended March 31, 2006, the Company provided $0.5 million for income tax compared to $800 in the same period last year. During the three months ended March 31, 2005, the income (loss) and related Federal and State income tax obligations for the period were passed through to the previous members of Antik Denim, LLC and Taverniti So Jeans, LLC, and the Company recorded no provision for such taxes.

CRITICAL ACCOUNTING POLICIES

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

         Given our limited operating history, our license agreements with Yanuk Jeans, LLC, our acquisition of Taverniti, and our lack of long-term sales history and other sources of revenue, there can be no assurance that we will be able to achieve any of our goals and develop a sufficiently large customer base to be profitable.

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

         We do not have long-term contracts with any of our independent contractors and any of these contractors may unilaterally terminate their relationship with us at any time. While management believes that there exists an adequate supply of contractors to provide products and services to us, to the extent we are not able to secure or maintain relationships with independent contractors that are able to fulfill our requirements, and our business would be harmed.

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

INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR SHAREHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS.

         As of May 9, 2006, our Chief Executive Officer, Paul Guez, Chief Financial Officer, Patrick Chow, and two members of our design team, Messrs. Naouri and Caugant, former members of Antik, owned approximately 82.3% of the outstanding shares of our common stock. Paul and Elizabeth Guez, Mr. Guez's wife, alone owned approximately 72% of the outstanding shares of our common stock at May 9, 2006. Accordingly, our executive officers and key personnel have the ability to affect the outcome of, or exert considerable influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock.

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

ABSENCE OF DIVIDENDS COULD REDUCE OUR ATTRACTIVENESS TO INVESTORS.

         Some investors favor companies that pay dividends, particularly in general downturns in the stock market. We have not declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth, and we do not currently anticipate paying cash dividends on our common stock in the foreseeable future. Because we may not pay dividends, your return on an investment in our common stock likely depends on your selling such stock at a profit.

OFF-BALANCE SHEET ARRANGEMENTS

             Financial instruments that potentially subject us to off-balance sheet risk consist of factored accounts receivable. We sell certain of our trade accounts receivable to a factor and are contingently liable to the factor for merchandise disputes and other customer claims. The total amount of receivables purchased by the factor (including receivables in transit) on a without recourse basis approximated $2,639,057 as of March 31, 2006 before reserves. The factor had made advances to us of $1,323,984 against these receivables. Although the arrangement with our factor is important to our liquidity and capital resources, management believes that cash flow from operations, and our ability to obtain other debt or equity financing, permits us to adequately support and manage our ongoing operations.


ITEM 3.  CONTROLS AND PROCEDURES

         As of March 31, 2006, the end of the period covered by this Quarterly Report on Form 10-QSB, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial
Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006, our disclosure controls and procedures were effective.

         During the quarter ended March 31, 2006, there were no changes in the internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM 6.  EXHIBITS

         See attached Exhibit Index.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BLUE HOLDINGS, INC.



Date: May 15, 2006                    By:  /S/ PATRICK CHOW
                                           -------------------------------------
                                           Patrick Chow
                                           Chief Financial Officer and Secretary

                                  EXHIBIT INDEX

      EXHIBIT
      NUMBER        DESCRIPTION OF EXHIBIT
      -------       ----------------------

       10.1 Amendment No. 3 to Factoring Agreement entered into on December 22, 2005 and dated as of January 1, 2006, between Antik Denim, LLC and FTC Commercial Corp. (Incorporated by reference to Exhibit 10.20 of the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 23, 2006).

       10.2 Amendment No. 3 to Factoring Agreement entered into on December 22, 2005 and dated as of January 1, 2006, between Blue Holdings, Inc. and FTC Commercial Corp. (Incorporated by reference to Exhibit 10.21 of the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 23, 2006).

       10.3         Letter  of  Intent   dated  March 31,  2006,   between  Blue
                    Holdings, Inc. and Global Fashion Group, SA.

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