Form 10QSB
period 2006-06-30
BLUE HOLDINGS, INC.
filed 2006-08-14
CIK 1139683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2006

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

         As of August 1, 2006, 26,057,200 shares of the registrant's common stock were outstanding.

         Transitional Small Business Disclosure Format (Check One):

                                 YES |_|    NO |X|

                                      TABLE OF CONTENTS


                                                                            Page


PART I   Financial Information


Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets (Unaudited)                  3

           Condensed Consolidated Statements of Operations (Unaudited)        4

           Condensed Consolidated Statements of Shareholders'
             Equity (Unaudited)                                               5

           Condensed Consolidated Statements of Cash Flows (Unaudited)        6

           Notes to the Condensed Consolidated Financial
             Statements (Unaudited)                                           7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           18


Item 3.  Controls and Procedures                                             33



PART II  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders                 34

Item 6.  Exhibits                                                            34

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

       BLUE HOLDINGS INC. (FORMERLY KNOWN AS MARINE JET TECHNOLOGY CORP.)
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

           ASSETS                                        June 30,   December 31,
                                                           2006          2005
                                                       -----------   -----------
                                                       (Unaudited)
Current assets:
   Cash ............................................   $   107,564   $   228,127
   Due from factor, net of reserves of $130,430
      and $96,849, respectively ....................       763,379       693,474
   Accounts receivable, net of reserves of
      $529,659 and $484,421, respectively:
        - Purchased by factor with recourse ........     9,095,574     4,287,163
        - Others ...................................       188,417         2,504
   Due from related parties ........................          --          15,974
   Inventories .....................................    13,275,707     9,925,162
   Deferred income taxes ...........................       861,514       492,574
   Prepaid expenses and other current assets .......       535,098       351,919
                                                       -----------   -----------
      Total current assets .........................    24,827,253    15,996,897


   Deferred income taxes ...........................     1,667,266     1,671,135
   Deferred acquisition costs ......................       236,619          --
   Property and equipment, less accumulated
      depreciation .................................       486,294       198,927
                                                       -----------   -----------
Total assets .......................................   $27,217,432   $17,866,959
                                                       ===========   ===========

       LIABILITIES AND EQUITY

Current liabilities:
   Bank overdraft ..................................   $      --     $   616,020
   Accounts payable ................................     3,641,751     2,911,598
   Short-term borrowings ...........................     8,007,105     4,583,936
   Due to related parties ..........................     1,038,337       372,311
   Advances from majority shareholder ..............     2,519,106        96,875
   Income taxes payable ............................       826,523       650,468
   Accrued expenses and other current
      liabilities ..................................       524,155       599,166
                                                       -----------   -----------
      Total current liabilities ....................    16,556,977     9,830,374
                                                       -----------   -----------

Stockholders' equity:
   Common stock $0.001 par value,
    75,000,000 shares authorized,
    26,057,200 shares issued and outstanding .......        26,057        26,057
   Additional paid-in capital ......................     5,225,950     4,996,752
   Retained earnings ...............................     5,408,448     3,013,776
                                                       -----------   -----------
      Total stockholders' equity ...................    10,660,455     8,036,585
                                                       -----------   -----------
Total liabilities and stockholders' equity .........   $27,217,432   $17,866,959
                                                       ===========   ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       BLUE HOLDINGS INC. (FORMERLY KNOWN AS MARINE JET TECHNOLOGY CORP.)
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 JUNE 30,                    JUNE 30,
                                                         -------------------------   -------------------------
                                                            2006          2005          2006          2005
                                                         -----------   -----------   -----------   -----------
Net sales ............................................   $15,180,652   $ 5,681,614   $27,058,531   $10,691,047

Cost of goods sold ...................................     7,752,299     2,081,363    13,680,915     5,428,182
                                                         -----------   -----------   -----------   -----------

Gross profit .........................................     7,428,353     3,600,251    13,377,616     5,262,865

Selling, distribution & administrative expenses ......     4,322,680     1,956,741     8,923,087     3,152,506
                                                         -----------   -----------   -----------   -----------

Income before interest expense, expenses relating to
   exchange transaction and provision for income taxes     3,105,673     1,643,510     4,454,529     2,110,359

Interest expense .....................................       214,449         7,588       385,762         7,588


Expenses relating to exchange transaction ............          --         477,617          --         477,617
                                                         -----------   -----------   -----------   -----------

Income before provision for income taxes .............     2,891,224     1,158,305     4,068,767     1,625,154


Provision for income taxes ...........................     1,176,728       135,484     1,674,095       136,284
                                                         -----------   -----------   -----------   -----------

Net income ...........................................   $ 1,714,496   $ 1,022,821   $ 2,394,672   $ 1,488,870
                                                         ===========   ===========   ===========   ===========

Earnings per common share, basic and diluted .........   $      0.07   $      0.04   $      0.09   $      0.06
                                                         ===========   ===========   ===========   ===========

Weighted average shares outstanding, basic and diluted    26,057,200    26,057,200    26,057,200    26,057,200
                                                         ===========   ===========   ===========   ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 BLUE HOLDINGS INC. (FORMERLY KNOWN AS MARINE JET TECHNOLOGY CORP.) AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006

                                      Shares Issued
                                ------------------------     Additional
                                               Par Value      Paid In      Retained
                                   Number        0.001        Capital      Earnings        Total
                                -----------   -----------   -----------   -----------   -----------
Balance, January 1, 2006 ....    26,057,200   $    26,057   $ 4,996,752   $ 3,013,776   $ 8,036,585


Fair value of options granted          --            --         229,198          --         229,198


Net Income for the period ...          --            --            --       2,394,672     2,394,672
                                -----------   -----------   -----------   -----------   -----------

Balance,  June 30, 2006 .....    26,057,200   $    26,057   $ 5,225,950   $ 5,408,448   $10,660,455
                                ===========   ===========   ===========   ===========   ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       BLUE HOLDINGS INC. (FORMERLY KNOWN AS MARINE JET TECHNOLOGY CORP.)
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                                          Six Months Ended
                                                               June 30,
                                                     --------------------------
                                                         2006           2005
                                                     -----------    -----------
Cash flows from operating activities:
Net Income .......................................   $ 2,394,672    $ 1,488,870
Adjustments to reconcile net income to cash used
in operating activities:
   Depreciation and amortization .................        77,470          4,833
   Stock based exchange transaction expense ......          --          177,617
   Fair value of stock options granted ...........       229,198           --
Changes in assets and liabilities:
   Accounts receivable ...........................    (4,994,324)      (192,596)
   Due from factor ...............................       (69,905)       (42,585)
   Inventories ...................................    (3,350,545)    (4,814,376)
   Due from related parties ......................        15,974       (251,383)
   Deferred income taxes .........................      (365,071)      (197,580)
   Due to related parties ........................       666,026      1,091,599
   Prepaid expenses and other current assets .....      (183,178)      (173,511)
   Income tax payable ............................       176,055        332,264
   Bank overdraft ................................      (616,020)          --
   Accounts payable ..............................       730,153      1,650,703
   Other current liabilities .....................       (75,012)        68,463
                                                     -----------    -----------
Net cash used in operating activities ............    (5,364,507)      (857,682)
                                                     -----------    -----------

Cash flows from investing activities:
   Purchase of equipment .........................      (364,837)       (38,697)
   Deferred acquisition costs ....................      (236,619)          --
                                                     -----------    -----------
Net cash used in investing activities ............      (601,456)       (38,697)
                                                     -----------    -----------

Cash flows from financing activities:
   Short-term borrowings .........................     3,423,169           --
   Additional paid in capital ....................          --          686,200
   Advances from majority shareholder ............     2,422,231        157,083
                                                     -----------    -----------
Net cash provided by financing activities ........     5,845,400        843,283
                                                     -----------    -----------

Net decrease in cash .............................      (120,563)       (53,096)
Cash at beginning of period ......................       228,127         84,635
                                                     -----------    -----------
CASH AT END OF PERIOD ............................   $   107,564    $    31,539
                                                     ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income tax .........................   $ 1,855,200    $     2,500
                                                     ===========    ===========

Cash paid for interest ...........................   $   385,762    $     7,588
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
AND INVESTING ACTIVITIES:

Inventory contributed by a stockholder at its
   historical cost ...............................   $      --      $ 1,200,000
                                                     ===========    ===========

Value of common stock issued for finders fee
   relating to exchange transaction ..............   $      --      $   177,617
                                                     ===========    ===========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       BLUE HOLDINGS INC. (FORMERLY KNOWNS AS MARINE JET TECHNOLOGY CORP.)
                                AND SUBSIDIARIES

           NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF JUNE 30, 2006
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

         (a)      BASIS OF PRESENTATION:

         The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2006, the results of operations and cash flows for the three and six months ended June 30, 2006 and 2005. The consolidated balance sheet as of December 31, 2005 is derived from the Company's audited financial statements.

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

         The Company's results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

         The condensed  consolidated financial statements include the operations
of  Blue  Holdings, Inc.  and  its   wholly-owned   subsidiaries.   Intercompany
transactions and balances are eliminated in consolidation.

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

         As such, immediately following the closing and upon the conversion of the Preferred Shares, the Antik members and Elizabeth Guez, our former Chief Operating Officer and wife of Paul Guez, owned approximately 95.8% of the total issued and outstanding common stock of Blue Holdings on a fully-diluted basis. Following completion of the exchange transaction, Antik became a wholly-owned subsidiary of Blue Holdings. The acquisition was accounted for as a reverse merger (recapitalization) in the accompanying financial statements with Antik deemed to be the accounting acquirer and Blue Holdings deemed to be the legal acquirer. As such, the financial statements herein include those of Antik since September 13, 2004 (the date of its inception). All assets and liabilities of Marine Jet Technology Corp. were assumed by the major shareholder of Blue Holdings, Inc. prior to the exchange transaction and were inconsequential to the merged companies.

         On June 7, 2005, Marine Jet Technology Corp. changed its name to Blue Holdings, Inc., and increased its authorized number of shares of common stock to 75,000,000.

         On October 31, 2005, the Company entered into an exchange agreement with Taverniti So Jeans, LLC, a California limited liability company ("Taverniti"), and the members of Taverniti (the "Taverniti Members"). Under the exchange agreement, the Company acquired all of the outstanding membership interests of Taverniti (the "Taverniti Interests") from the Taverniti Members, and the Taverniti Members contributed all of their Taverniti Interests to the Company. In exchange, the Company issued to the Taverniti Members, on a pro rata basis, an aggregate of 500,000 shares of the Common Stock, par value $0.001 per share, of the Company, and paid to the Taverniti Members, on a pro rata basis, an aggregate of Seven Hundred Fifty Thousand Dollars ($750,000). At the closing of the exchange transaction, Taverniti became a wholly-owned subsidiary of the Company. Paul Guez, the Company's Chairman, Chief Executive Officer, President and majority shareholder, was and remains the sole manager and was a member of Taverniti. Elizabeth Guez, Paul Guez's spouse and the Company's former Chief Operating Officer, was also a member of Taverniti. Two other members of Mr. and Mrs. Guez's family, including Gregory Abbou, the President of Taverniti, were the remaining members of Taverniti. The transaction was accounted for as a combination of entities under common control. As such, the financial statements herein have been presented to include the operations of Taverniti since September 13, 2004, the date of its inception, and the $750,000 payment was considered as a deemed distribution to the members of Taverniti upon the closing of the combination.

         (c)      NATURE OF OPERATIONS:

         The Company operates exclusively in the wholesale apparel industry. The Company designs, develops, markets and distributes high fashion jeans and accessories under the brand names "Antik Denim", "Taverniti So Jeans", and "Yanuk". The Company's products currently include jeans, jackets, belts, purses and T-shirts. The Company currently sells its products in the United States, Canada, Japan and the European Union directly to department stores and boutiques and through distribution arrangements in certain foreign jurisdictions. The Company is headquartered in Commerce, California and maintains showrooms in New York and Los Angeles. The Company opened a retail store in Los Angeles during August 2005, whose operations are not yet significant to the consolidated operations.

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

         (c)      ADVERTISING:

         Advertising costs are expensed as of the first date the advertisements take place. Advertising expenses included in selling expenses approximated $69,897 and $576,062 for the three and six months ended June 30, 2006, respectively, compared to $36,236 and $70,166 for the three and six months ended June 30, 2005, respectively.

         (d)      CONCENTRATION OF CREDIT RISK:

         Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of cash, trade accounts receivable, and amounts due from our factor. With respect to trade accounts receivable at June 30, 2006, two customers comprised approximately 24% and 17% of our total receivables. The Company extends unsecured credit to its customers in the normal course of business.

         The Company's cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company's policy is to maintain cash balances with high quality financial institutions.

         The Company's products are primarily sold to department stores and specialty retail stores. These customers can be significantly affected by changes in economic, competitive or other factors. The Company makes substantial sales to a relatively few, large customers. In order to minimize the risk of loss, the Company assigns certain amounts of domestic accounts receivable to a factor without recourse or requires letters of credit from its customers prior to the shipment of goods. For non-factored receivables, account-monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required.

         (e)      STOCK-BASED COMPENSATION:

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

         As the exercise price of stock options and warrants issued to employees was not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method, there was no related compensation expense recorded in the Company's 2005 consolidated financial statements. The fair value of stock options and warrants issued to officers, directors and employees at not less than fair market value of the Company's common stock on the date of grant was estimated using the Black-Scholes option-pricing model, and the effect on the Company's results of operations was shown in a proforma disclosure as if such stock options and warrants had been accounted for pursuant to SFAS No. 123.

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

         Accordingly, the Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. In addition, commencing January 1, 2006, the Company recognizes the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.

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

         The total stock based compensation expense for the three and six months ended June 30, 2006 was $114,701 and $229,198, respectively. As of June 30, 2006, the unamortized value of these option awards was $1,173,958, which will be amortized as compensation cost in future periods as the options vest. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the periods indicated:

                                                                      Six Months
                                                                         Ended
                                                                        June 30,
                                                                          2006
                                                                       ---------

Dividend yield ..................................................          --
Risk-free interest rate .........................................          4.50%
Expected volatility .............................................         46.01%
Expected life of options ........................................       5 years


         During the three and six months ended June 30, 2005, the Company did not grant any options to purchase shares of its common stock, nor were there any options vesting during that period. Accordingly, no proforma information for June 30, 2005 is required.

         (f)      NET INCOME PER SHARE

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

         At June 30, 2006 and 2005, potentially dilutive securities consisted of outstanding common stock options to acquire 685,000 and 0 shares, respectively. These potentially dilutive securities were not included in the calculation of income per share for the quarter ended June 30, 2006 as the exercise price of the options exceeded the average market price of the shares. Accordingly, basic earnings per share for the three and six months ended June 30, 2006 and 2005, are the same as diluted earnings per share for each such period.

         (g)      SHIPPING AND HANDLING COSTS:

         Freight charges are included in selling, distribution and administrative expenses in the statement of operations and approximated $156,145 and $324,791 for the three and six months ended June 30, 2006, respectively, as compared with $37,278 and $79,224 for the same period last year.

         (h)      MAJOR SUPPLIERS:

         We purchase our fabric, thread and other raw materials from various industry suppliers within the United States and abroad. We do not currently have any long-term agreements in place for the supply of our fabric, thread or other raw materials. The fabric, thread and other raw materials used by us are available from a large number of suppliers worldwide. During fiscal 2006, three suppliers accounted for more than 10% of our purchases. Purchases from these suppliers were 19.7%, 14.9% and 10.2% for the three months ended June 30, 2006, and 13.9%, 11% and 10.9% for six months ended June 30, 2006, respectively.

         We presently outsource all of our manufacturing needs to contract vendors using just in time ordering. We use several contract vendors for our manufacturing needs with the bulk of purchases (approximately 70%) currently made from domestic manufacturers. It has been our strategy to increase the use of contract manufacturers in Mexico and the Far East. We do not rely on any one manufacturer and we believe additional manufacturing capacity is available to meet our current and planned needs. We maintain rigorous quality control systems for both raw and finished goods. We will continue to outsource the majority of our production capacity to maintain low fixed expenses. We will add additional contractors as required to meet our needs. During the three months ended June 30, 2006, three sub-contractors accounted for 17.2%, 15.5% and 14.1% and three contractors accounted for 22.7%, 17.3% and 11.2%, of our manufacturing during the six months ended June 30, 2006. One of these sub-contractors, which principally provided manufacturing services to Taverniti, is Azteca Production International Inc., a company co-owned by Paul Guez, our Chairman and Chief Executive Officer.

         (i)      MAJOR CUSTOMERS:

         During the three months ended June 30, 2006, two customers accounted for more than 10% of the Company's sales. Sales to those customers were 15% and 11%, respectively. During the six months ended June 30, 2006, one customer accounted for 16% of our total sales.

         International sales accounted for approximately 23% and 29% of sales in the three and six months ended June 30, 2006, respectively. Geographically, Japan has become one of our major growth areas. During the three and six months ended June 30, 2006, Japan accounted for 13.2% and 18.5%, respectively, of our total sales compared to 8.5% and 6%, respectively, in the prior year periods.

         (j)      RECLASSIFICATIONS:

         Certain prior year balance sheet items have been reclassified to conform to the current period presentation.

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

         The factor agreements provide that we can borrow an amount up to 90% of the value of our purchased customer invoices, less a reserve of 10% of unpaid accounts purchased and 100% of all such accounts which are disputed. The factor agreements provide for automatic renewal after July 24, 2006 subject to 120 days' termination notice from any party. The factor also makes available to all three companies a combined line of credit up to the lesser of $2.4 million (increased from $1.5 million effective as of January 1, 2006) and 50% of the value of eligible raw materials and finished goods. The increase in this line of credit - from $1.5 million to $2.4 million - became effective as of January 1, 2006. As of June 30, 2006, the Company drew down $2.4 million of this credit line against inventory.

         As of June 30, 2006, the factor holds $3,073,753 of accounts receivable purchased from us on a without recourse basis and has made advances to us of $2,179,944 against those receivables, resulting in a net balance amount Due from Factor of $763,379, net of reserves of $130,430, as of June 30, 2006. The Company has accounted for the sale of receivables to the factor in accordance with SFAS No.140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

         As of June 30, 2006, the factor also held $9,095,574 of accounts receivable that were subject to recourse, against which the Company has provided reserves of $430,097 and as of June 30, 2006, the Company received advances totaling $8,007,105 against such receivables and against eligible inventory. The Company has included the $9,095,574 in accounts receivable, and has reflected the $8,007,105 as short term borrowings on the accompanying balance sheet. The factor commission against such receivables is 0.4% and interest is charged at the rate of 1% over the factor's prime lending rate per annum.

         Before January 1, 2006, the factor commission on receivables purchased on a without recourse basis was 0.8% of the customer invoice amount for terms up to 90 days, plus one quarter of one percent (.25%) for each additional thirty-day term. Effective January 1, 2006, the factor commission is 0.75% if the aggregate amount of approved invoices is below $10 million per annum, 0.70% if between $10 million and $20 million and 0.65% if between $20 million and $30 million. The Company is contingently liable to the factor for merchandise disputes, customer claims and the like on receivables sold to the factor. To the extent that the Company draws funds prior to the deemed collection date of the accounts receivable sold to the factor, interest is charged at the rate of 1% over the factor's prime lending rate per annum. Factor advances are collateralized by the non-factored accounts receivable, inventories and the personal guarantees of Paul Guez, our Chairman, Chief Executive Officer, President and majority shareholder, and the living trust of Paul and Elizabeth Guez.

NOTE 4 - INVENTORIES

         Inventories at June 30, 2006 and December 31, 2005 are summarized as follows:

                                                 June 30,           December 31,
                                                   2006                 2005
                                               -----------           -----------
                                               (Unaudited)

Raw Materials ......................           $ 4,138,926           $ 3,850,916
Work-in-Process ....................             4,641,884             2,842,531
Finished Goods .....................             4,494,897             3,231,715
                                               -----------           -----------
TOTAL ..............................           $13,275,707           $ 9,925,162
                                               ===========           ===========


NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment at June 30, 2006 and December 31, 2005 are summarized as follows:

                                                June 30,            December 31,
                                                  2006                 2005
                                               -----------          -----------
                                               (Unaudited)

Furniture ..........................           $    12,973          $    11,217
Leasehold Improvements .............                46,626               44,600
Computer Equipment .................               523,715              162,659
                                               -----------          -----------
                                                   583,314               218,476
Less: Accumulated depreciation
   and amortization ................               (97,020)             (19,549)
                                               -----------          -----------
                                               $   486,294          $   198,927
                                               ===========          ===========

         Depreciation expenses for the three months ended June 30, 2006 and 2005 were $51,450 and $2,226, respectively and for the six months ended June 30, 2006 and 2005 were $77,470 and $3,679, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

         The Company purchased fabric at cost from Blue Concept, LLC which is owned by Paul Guez, the Company's Chairman and Chief Executive Officer, for $10,092 and $251,658 during the three and six months ended June 30, 2006, respectively, and $476,786 and $997,281, respectively, for the same period last year.

         Azteca Production International Inc. is one of our contractors in Mexico and is co-owned by Paul Guez, our majority stockholder. During the three and six months ended June 30, 2006, we paid them sewing and other sub-contracting charges in the amount of $551,712 and $1,370,514, respectively, and $279,990 for six months ended June 30, 2005. Azteca principally provided manufacturing services to Taverniti.

         Since January 1, 2006, the Company has leased its facility at Commerce, California from Azteca Production International Inc. as a sub-tenant and is paying it $19,030 per month.

         On July 5, 2005 the Company entered into a ten-year license agreement with Yanuk Jeans, LLC, effective as of July 1, 2005. Under the terms of the agreement, the Company became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of the "Yanuk" brand products to the wholesale and retail trade. The Company pays to Yanuk Jeans, LLC a royalty of six percent of all net sales of the licensed products and a guaranteed minimum royalty on an annual basis. In addition, during the term of the license agreement, the Company has the option to purchase from Yanuk Jeans, LLC the property licensed under the agreement. The royalties for the three and six months ended June 30, 2006 paid or payable to Yanuk Jeans, LLC totaled $68,312 and $182,931, respectively. Yanuk Jeans, LLC is solely owned by Paul Guez, our majority stockholder.

         Paul Guez and the living trust of Paul and Elizabeth Guez have guaranteed all advances and ledger debt due to the Company's factor.

         Taverniti is the exclusive licensee for the design, development, manufacture, sale, marketing and distribution of the "Taverniti So Jeans" trademark in the denim and knit sports wear categories for men and women. It is paying royalties to Taverniti Holdings, LLC in the ranges of 5-8 percent depending on the net sales of the licensed products pursuant to a license agreement with Taverniti Holdings, LLC. Taverniti Holdings, LLC is jointly owned by Paul Guez (60%) and Jimmy Taverniti (40%), the designer of the products for the brand, and Mr. Guez is the sole manager. The license agreement was signed in May 2004 and expires on December 31, 2015. Royalties paid or payable for the three and six months ended June 30, 2006 amounted to $ 305,744 and $656,526, respectively.

NOTE 7 - DUE TO/FROM RELATED PARTIES:

         The related parties are the Company's majority shareholder (who is also the Chairman, Chief Executive Officer and President of the Company) and limited liability companies that are co-owned by the majority shareholder. These amounts are all unsecured and non-interest bearing. All non-trade related advances from related parties have been repaid. Trade-related outstanding items follow regular payment terms as invoiced. As of June 30, 2006, total trade-related due to related parties amounted to $1,038,337.

         From time to time, the Company's majority shareholder, Mr. Paul Guez, made advances to the Company to support its working capital needs. These advances were non-interest bearing and unsecured, with no formal terms of repayment. As of June 30, 2006, the balance of these advances was $2,519,106. Subsequent to June 30, 2006, Mr. Guez converted the advances to a line of credit in an agreement with the Company. The line of credit allows the Company to borrow from him up to a maximum of $3 million at an interest rate of 6% per annum. The Company may repay the advances in full or in part at any time until the credit line expires on December 31, 2007.

NOTE 8 -- INCOME TAX:

         The Company accounts for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

         The Company's provision for income taxes was $1,674,095 for the six months ended June 30, 2006 compared to $136,284 for the same period of the prior year. For the four months ended April 29, 2005 the income earned and related Federal and State income tax obligations for the period of Antik Denim, LLC were passed through to its previous members. For the six months ended June 30, 2005 the income earned and related Federal and State income tax obligations for the period of Taverniti So Jeans, LLC were passed through to its previous members. The Company recorded no provision for such taxes.

         The provision for income taxes consists of the following for six months ended June 30, 2006:

                                                                        2006
                                                                    -----------
Current
   Federal ..............................................           $ 1,464,225
   State ................................................               436,649
Deferred
   Federal ..............................................              (188,416)
   State ................................................               (38,363)
                                                                    -----------
Provision for income tax expense ........................           $ 1,674,095
                                                                    ===========


         A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows for six months ended June 30, 2006:

                                                                        2006
                                                                    -----------

Statutory federal rate ..................................                  34.0%
State taxes, net of federal benefit .....................                   6.5
Income not taxed at the Company level ...................                     0
Permanent differences ...................................                     0
Other ...................................................                   0.6
                                                                    -----------
Effective tax rate ......................................                  41.1%
                                                                    ===========


NOTE 9 - STOCK OPTIONS:

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

         At June 30, 2006, options outstanding are as follows:
                                                                       Weighted
                                                                        average
                                                        Number of      exercise
                                                         options        price
                                                       ----------     ----------

Balance at January 1, 2006 ........................       427,000     $     7.18
Granted ...........................................       270,000     $     5.20
Exercised .........................................          --             --
Cancelled .........................................       (12,000)    $     5.20
                                                       ----------     ----------

Balance at June 30, 2006 ..........................       685,000     $     6.44
                                                       ==========     ==========

         Additional information regarding options outstanding as of June 30, 2006 is as follows:

                            OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
----------------------------------------------------------------   -------------------------------
                              Weighted average
                                 Remaining         Weighted                          Weighted
                   Number       Contractual         Average          Number          Average
Exercise Price   Outstanding    Life (Years)     Exercise Price    Exercisable    Exercise Price
---------------- ------------ ----------------- ----------------   ------------- -----------------
    $8.10           62,000          8.93             $8.10            22,000          $8.10
    $7.40          300,000          9.11             $7.40           100,000          $7.40
    $5.30           65,000          9.12             $5.30            25,000          $5.30
    $5.20          258,000          9.50             $5.20              --               --
                 ------------ ----------------- ----------------   ------------- -----------------
$5.20 - $8.10      685,000          9.24             $6.44           147,000          $7.15
                 ============ ================= ================   ============= =================


NOTE 10 - AGREEMENT AND PLAN OF MERGER:

         On June 19, 2006, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with LR Acquisition Corporation, a District of Columbia corporation and its wholly-owned subsidiary ("LR Acquisition"), Long Rap, Inc., a District of Columbia corporation ("Long Rap"), and the three stockholders of Long Rap, pursuant to which Long Rap, Inc. will merge (the "Merger") with and into LR Acquisition with LR Acquisition surviving the Merger as our wholly-owned subsidiary and changing its name to Long Rap, Inc. as of the effective time of the Merger. Each stockholder of Long Rap will receive, as merger consideration (collectively, the "Merger Consideration") for each share of Long Rap's common stock held, (1) an amount of cash equal to $16,000,000 divided by the outstanding shares of the common stock of Long Rap on a fully-diluted basis, and
(2) that number of shares obtained by dividing (A) $16,000,000 divided by the average closing price of a share of our common stock, as quoted on the NASDAQ Capital Market (or such other market, exchange or quotation system in which such security is then quoted), over the ten (10) trading days immediately preceding the effective time of the Merger by (B) the number of shares of the common stock of Long Rap on a fully-diluted basis.

         The consummation of the Merger is conditioned on, among other customary requirements, the registration of the shares of our common stock to be issued as Merger Consideration to holders of outstanding shares of the capital stock of Long Rap, our completion of due diligence of Long Rap, the delivery by Long Rap of the audited financial statements of Long Rap, and our obtaining adequate financing to fund the cash portion of the Merger Consideration payable to the stockholders of Long Rap under the Merger Agreement and to obtain adequate working capital to fund both our and Long Rap's operations post-merger.

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

DESCRIPTION OF BUSINESS

OVERVIEW

         We design, manufacture and market high-end fashion jeans, apparel and accessories under the principal brand names ANTIK DENIM, TAVERNITI SO JEANS and YANUK. Our products include jeans, jackets, belts, purses and T-shirts. We sell premium denim products and accessories in high-end department stores and fashion boutiques that cater to fashion conscious consumers. Our products are currently sold in the United States, Canada, Japan and the European Union directly to department stores and boutiques, including Bloomingdales, Nordstrom, Macy's, Saks and Fred Segal, and through distribution arrangements in a number of countries abroad.

         We operate in the high-end fashion denim industry. Our current competitors are companies that market such brands as Joe's Jeans, True Religion, Seven For All Mankind and Citizens of Humanity.

         Our goal is to build a broad and diversified portfolio of brands selling premium denim products and accessories across a range of retail price points through wholesale and retail distribution channels.

CORPORATE BACKGROUND

         We were incorporated in the State of Nevada on February 9, 2000 under the name Marine Jet Technology Corp. From our inception through January 2005, we focused on developing and marketing boat propulsion technology. Between January and February 2005, we entered into separate transactions whereby, among other matters, Keating Reverse Merger Fund, LLC ("KRM Fund"), an existing shareholder of the Company, agreed to purchase a substantial majority of our outstanding common stock, and Intellijet Marine, Inc., a company formed by our former majority shareholder and principal executive officer and director, Jeff P. Jordan, acquired all of our boat propulsion technology assets and assumed all of our then existing liabilities.

         Between February 4, 2005 and April 29, 2005, we existed as a public "shell" company with nominal assets.

SIGNIFICANT DEVELOPMENTS

         On June 19, 2006, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with LR Acquisition Corporation, a District of Columbia corporation and our wholly-owned subsidiary ("LR Acquisition"), Long Rap, Inc., a District of Columbia corporation ("Long Rap"), and the three stockholders of Long Rap, pursuant to which Long Rap will merge (the "Merger") with and into LR Acquisition with LR Acquisition surviving the Merger as our wholly-owned subsidiary and changing its name to Long Rap, Inc. as of the effective time of the Merger. Each stockholder of Long Rap will receive, as merger consideration (collectively, the "Merger Consideration") for each shares of Long Rap's common stock held, (1) an amount of cash equal to $16,000,000 divided by the outstanding shares of the common stock of Long Rap on a fully-diluted basis, and
(2) that number of shares obtained by dividing (A) $16,000,000 divided by the average closing price of a share of our common stock, as quoted on the NASDAQ Capital Market (or such other market, exchange or quotation system in which such security is then quoted), over the ten (10) trading days immediately preceding the effective time of the Merger by (B) the number of shares of the common stock of Long Rap on a fully-diluted basis.

         The consummation of the Merger is conditioned on, among other customary requirements, the registration of the shares of our common stock to be issued as Merger Consideration to holders of outstanding shares of the capital stock of Long Rap, our completion of due diligence of Long Rap, the delivery by Long Rap of the audited financial statements of Long Rap, and our obtaining adequate financing to fund the cash portion of the Merger Consideration payable to the stockholders of Long Rap under the Merger Agreement and to obtain adequate working capital to fund both our and Long Rap's operations post-merger.

         In light of the number of conditions required to be satisfied to accomplish the close of the Merger, we cannot assure you that the Merger will be completed or that it will be completed within the time frame contemplated by the Merger Agreement (on or before September 30, 2006).

OUR PRODUCTS AND BRANDS

         We offer multiple brands of apparel in the premium and better denim segments. As a result of a license agreement with Yanuk Jeans, LLC and the acquisition of Taverniti So Jeans LLC, we currently market our products under the ANTIK DENIM, TAVERNITI SO JEANS and YANUK brands. Our products are sold in the United States and abroad to upscale retailers and boutiques. We currently sell men's and women's styles and have launched a children's line for both ANTIK DENIM and TAVERNITI SO JEANS. In addition, Antik Denim is a party to a license agreement with Titan Industries, Inc. that provides Titan with an exclusive right to use the ANTIK DENIM brand for the sale of men's and women's footwear in the United States, Canada and Mexico, and a right of first refusal for similar use of the brand in Europe and South America. The footwear line was launched in July 2006.

         Our products are made from high quality fabrics milled in the United States, Japan, Italy and Spain and are processed with cutting-edge treatments and finishes. Our concepts and designs, including Antik Denim's distinct vintage western flair, and our extraordinary fit, embellishments, patent pending pockets, unique finishes, hand stitching, embroidery detail and other attention to detail and quality give our products a competitive advantage in the high-end fashion denim and accessories market.

         Our jeans are available in multiple combinations of washes, fabrics and finishes, with as many as 20 different combinations of colors, fabrics and finishes on certain styles. We typically introduce new versions of our major styles each month in different colors, washes and finishes. Although our denim products have accounted for the substantial majority of our total sales, our product lines include knits, woven tops and accessories, the sales of which we anticipate will continue to increase.

         Each of our brands has an independent design team striving to develop a distinct look and feel to the products based on an overall design philosophy. Product mix between denim and non-denim products and retail price points vary by brand.

         ANTIK DENIM. The designers of ANTIK DENIM are Philippe Naouri and Alexandre Caugant, both of whom have significant experience in the denim industry, in both selling and designing vintage inspired offerings. Their principal design philosophy is based on vintage western styling featuring a very unique and distinctive back pocket.

         TAVERNITI SO JEANS. The designer of the TAVERNITI SO JEANS line is Jimmy Taverniti, well known as an Italian couture designer with significant experience as a denim designer. The principal design philosophy is sportswear driven looks with vintage and rock and roll styling.

         YANUK. The designer of the YANUK line is Benjamin Taverniti, the son of Jimmy Taverniti. The principal design philosophy is focused on clean looks with little or no embroidery, and attention to detail and fit.

DESIGN AND DEVELOPMENT

         We use independent design teams to develop distinct and innovative designs for each of our brands. Mr. Guez participates in design efforts and provides significant input with respect to the development of new lines and brands. We do not have in place any formal design and development plan at this time. However, since our inception in 2004, we have allocated significant resources to our design and development activities. In the three and six months ended June 30, 2006, our design and development expenses were approximately $0.44 million and $0.90 million, respectively.

MANUFACTURING AND SOURCING

         We purchase our fabric, thread and other raw materials from various industry suppliers within the United States and abroad. We do not currently have any long-term agreements in place for the supply of our fabric, thread or other raw materials. The fabric, thread and other raw materials used by us are available from a large number of suppliers worldwide. During fiscal 2006, three suppliers accounted for more than 10% of our purchases. Purchases from these suppliers were 19.7%, 14.9% and 10.2% for the three months ended June 30, 2006, and 13.9%, 11% and 10.9% for six months ended June 30, 2006, respectively.

         We presently outsource all of our manufacturing needs to contract vendors using just in time ordering. We use several contract vendors for our manufacturing needs with the bulk of purchases (approximately 70%) currently made from domestic manufacturers. It has been our strategy to increase the use of contract manufacturers in Mexico and the Far East. We do not rely on any one manufacturer and we believe additional manufacturing capacity is available to meet our current and planned needs. We maintain rigorous quality control systems for both raw and finished goods. We will continue to outsource the majority of our production capacity to maintain low fixed expenses. We will add additional contractors as required to meet our needs. During the three months ended June 30, 2006, three sub-contractors accounted for 17.2%, 15.5% and 14.1% and three contractors accounted for 22.7%, 17.3% and 11.2%, of our manufacturing during the six months ended June 30, 2006. One of these sub-contractors, which principally provided manufacturing services to Taverniti, is Azteca Production International Inc., a company co-owned by Paul Guez, our Chairman and Chief Executive Officer.

         We believe we can realize significant cost savings in product manufacturing because of our strong relationships with a diverse group of U.S. and international contract manufacturers established by our management team through their prior experience in the apparel industry. In addition, the increase in production volume as a result of our multi-brand strategy will give us economies of scale to achieve further cost savings.

MARKETING, DISTRIBUTION AND SALES

         We market, distribute and sell our products in the United States and internationally in a number of other countries such as Canada, Belgium, France, Germany, Sweden, Italy, Korea and Japan.

         Our products are sold in the United States to department stores and boutiques such as Saks, Neiman Marcus, Nordstrom, Bloomingdales, Atrium, Fred Segal, Intermix, Kitson and Bendel, as well as smaller boutiques throughout the country. Our products are sold internationally to department stores and boutiques such as Lane Crawford in Hong Kong, Harrods and Harvey Nichols in the United Kingdom, Barneys and Isetan in Japan, Galleries Lafayette in France, and Holt Renfrew in Canada.

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

TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

         Antik Denim, is the holder of trademark applications for the "Antique Denim" and "Antik Denim" marks in the United States and various other foreign jurisdictions. Antik Denim also owns several proprietary concepts and designs, including pending trademark and patent applications on its pocket designs. Yanuk Jeans, LLC, from whom we hold exclusive licenses to exploit products based on the YANUK and U brands, is the holder of several United States and foreign trademarks.

         Taverniti So Jeans, LLC is the exclusive licensee for the design, development, manufacture, sale, marketing and distribution of the TAVERNITI SO JEANS trademark in the denim and knit sportswear categories for men and women. It is paying royalties to Taverniti Holdings LLC in the range of 5-8 percent depending on the net sales of the licensed products pursuant to a license agreement with Taverniti Holdings LLC. Taverniti Holdings LLC is jointly owned by Paul Guez (60%) and Jimmy Taverniti (40%), the designer of the products for the brand, and Mr. Guez is the sole manager. The license agreement was signed in May 2004 and expires on December 31, 2015.

         We anticipate continuing to expand the ANTIK DENIM, TAVERNITI SO JEANS, YANUK, and U brands, and their proprietary trademarks and designs, worldwide. We also anticipate taking, and have already taken, coordinated action to curb an increase in the domestic and international counterfeiting of Antik Denim's stylized pocket design and other intellectual property, including, without limitation, through litigation if necessary.

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

EMPLOYEES

         As of August 1, 2006, we had 120 employees, not including our three executive officers, Paul Guez, our Chairman, Chief Executive Officer and President, and Patrick Chow, our Chief Financial Officer and Secretary, and Gregory Abbou, President of Taverniti So Jeans, LLC. Mr. Guez leads our product development, marketing and sales, and Mr. Chow oversees all financial aspects of our business. Our employees are not unionized and except for agreements with Messrs. Naouri and Caugant, who comprise the design team for our ANTIK DENIM brand, no employees are subject to existing employment agreements.

FACILITIES

PRINCIPAL EXECUTIVE OFFICES

         Our principal executive offices are located at 5804 East Slauson Avenue, Commerce, California 90040. Our telephone number is (323) 725-5555.

DESCRIPTION OF PROPERTY

         Our offices and warehouse are located in Commerce, California. It is from this facility that we conduct all of our executive and administrative functions, and ship products to our customers. We also maintain showrooms in both Los Angeles and New York City. Since the beginning of this year, we have been paying for the use of these showrooms based on our actual use. The rentals at the Commerce facility and the showrooms are shared by several companies. The entire Commerce facility consists of approximately 270,222 sq. ft. We now utilize approximately 73,000 sq. ft. of the Commerce, California facility. On April 27, 2006, we entered into a sublease agreement with Azteca Production International, Inc., which is co-owned by Paul Guez, and we contracted to pay $19,030 per month, retroactive to January 1, 2006, for the use of the Commerce facility.

         On August 27, 2005, we opened a retail store in Los Angeles and assumed all the obligations of a 10-year property lease which was previously signed by Blue Concept, LLC in April, 2005. We are paying $22,510 per month for the lease of the shop space.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 2006, net cash used in operating activities was $(5.4 million). The deficit was primarily due to an increase of $3.4 million in inventory and $4.9 million in accounts receivables and was offset by an increase in accounts payable of $0.7 million and an increase in due to related parties of $0.7 million. Net cash provided by financing activities included $3.4 million from short-term borrowings and $2.4 million advances from the majority shareholder. The Company utilized $0.6 million in investing activities which consisted of $0.4 million to purchase new equipment and $0.2 million to finance deferred acquisition costs.

         We use a factor, FTC Commercial Corp., for working capital and credit administration purposes. Under the various factoring agreements entered into separately by Blue Holdings, Antik Denim, LLC and Taverniti So Jeans, LLC, the factor purchases all the trade accounts receivable assigned by us and assumes all credit risk with respect to those accounts approved by it.

         The factor agreements provide that we can obtain an amount up to 90% of the value of our purchased customer invoices, less a reserve of 10% of unpaid accounts purchased and 100% of all accounts that are disputed. The factor agreements, provide for the automatic renewal of the agreements after July24, 2006, subject to 120 days' termination notice from any party. We receive amounts against purchased customer invoices on a recourse basis or a non-recourse basis under these agreements. Amounts received against customer invoices purchased on a recourse basis are classified as "short-term borrowings" and amounts received against customer invoices purchased on a non-recourse basis are reflected on a net basis against such receivables purchased by the factor in "due from factor" on the balance sheets included in our financial statements.

         In addition, the factor also makes available to all three companies a combined line of credit up to the lesser of $2.4 million (increased from $1.5 million effective as of January 1, 2006) and 50% of the value of eligible raw materials and finished goods. The increase in this line of credit - from $1.5 million to $2.4 million - became effective as of January 1, 2006. As of June 30, 2006, we drew down $2.4 million of this credit line.

         Before January 1, 2006, the factor commission was 0.8% of the customer invoice amount for terms up to 90 days, plus one quarter of one percent (.25%) for each additional thirty-day term. Effective January 1, 2006, the factor commission is 0.75% if the aggregate amount of approved invoices is below $10 million per annum, and will be reduced by 5 basis points for each increase by $10 million in the aggregate amount of approved invoices. The Company is contingently liable to the factor for merchandise disputes, customer claims and the like on receivables sold to the factor. To the extent that the Company draws funds prior to the deemed collection date of the accounts receivable sold to the factor, interest is charged at the rate of 1% over the factor's prime lending rate per annum. Factor advances and ledger debt are collateralized by the non-factored accounts receivable, inventories and the personal guarantees of Paul Guez, our Chairman, Chief Executive Officer, President and majority shareholder, and the living trust of Paul and Elizabeth Guez.

         The factor also purchased customer invoices on a "with recourse" basis. These advances and the advances against inventory were classified as "short-term borrowings". These short-term borrowings amounted to $8 million as of June 30, 2006. The factor commission is 0.4% for receivables purchased subject to recourse. Receivables subject to recourse approximated $9.2 million net of reserves as of June 30, 2006.

         From time to time, the Company's majority shareholder, Mr. Paul Guez, made advances to the Company to support its working capital needs. These advances were non-interest bearing . As of June 30, 2006, the balance of these advances was $2,519,106. Subsequent to June 30, 2006, Mr. Guez converted the advances to a line of credit in an agreement with the Company. The line of credit allows the Company to borrow from him up to a maximum of $3 million at an annual interest rate of 6%. The Company may repay the advances in full or in part at any time until the credit line expires on December 31, 2007.

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

         As of June 30, 2006, the factor holds $3,073,753 of accounts receivable purchased from us on a without recourse basis and has made advances to us of $2,179,944 against those receivables, resulting in a net balance amount Due from Factor of $763,379, net of reserves of $130,430, as of June 30, 2006. The Company has accounted for the sale of receivables to the factor in accordance with SFAS No.140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

RESULTS OF OPERATIONS

         The acquisition of Antik Denim, LLC ("Antik") in 2005 was accounted for as a reverse merger (recapitalization) in the accompanying financial statements with Antik deemed to be the accounting acquirer, and Blue Holdings deemed to be the legal acquirer. The exchange transaction with Taverniti So Jeans, LLC was accounted for as a combination of entities under common control, and its 2005 results were combined with those of Antik and Blue Holdings, Inc., respectively. Accordingly, our results of operations before the completion of these transactions, including our operating results before April 29, 2005 (when we completed the acquisition of Antik), reflect the operations of Antik and Taverniti.

THREE MONTHS ENDED JUNE 30, 2006 VS. 2005

         Net sales increased from $5.7 million for the three months ended June 30, 2005 to $15.1 million for the three months ended June 30, 2006. The increase was due to the continued growth and acceptance of our brands and products.

         Gross profit for the three months ended June 30, 2006 increased to $7.4 million, or 48.9% of net sales from $ 3.6 million or 63 % of net sales in the three months ended June 30, 2005. We expect our gross margin to be maintained at approximately 50% in the future.

         Selling, distribution and administrative expenses for the three months ended June 30, 2006 totaled $4.3 million or 28% of net sales compared with $2 million or 35% of net sales for the three months ended June 30, 2005. The principal components during the three months ended June 30, 2006 were payroll of $1.7 million (compared to $0.5 million in the second quarter last year), professional fees of $0.3 million (compared to $0.43 million in the second quarter of 2005), royalties of $0.37 million ($0.15 million in same period of
2005) and stock-based compensation of $0.11 million (none in 2005). The reduction in the rate of overhead expenses came mainly from increased sales and better utilization of our fixed costs.

         Net Income after provision for taxes in the second quarter of 2006 was $1.7 million or 11 % of net sales compared to $1 million or 17 % of net sales in the second quarter of 2005. Basic and diluted earnings per share increased to $0.07 from $0.04 in the same period of last year. For the three months ended June 30, 2006, the Company provided $1.18 million for income tax compared to $0.14 million in the same period last year. During the three months ended June 30, 2005, the income (loss) and related Federal and State income tax obligations were passed through to the previous members of Taverniti So Jeans, LLC. These tax obligations for Antik Denim, LLC before April 29, 2005 were also passed through to its previous members. The Company only recorded provisions for income taxes on the income of Antik Denim, LLC between April 30 and June 30 in the second quarter of 2005.

SIX MONTHS ENDED JUNE 30, 2006 VS. 2005

         Net sales increased from $10.7 million for the six months ended June 30, 2005 to $27.1 million for the six months ended June 30, 2006. We expect our brands to continue to grow steadily both domestically and internationally.

         Gross profit for the six months ended June 30, 2006 increased to $13.4 million, or 49.4% of net sales from $5.3 million or 49.2% of net sales in the six months ended June 30, 2005. We expect our gross margin to be maintained at approximately 50% in the future.

         Selling, distribution and administrative expenses for the six months ended June 30, 2006 totaled $8.9 million compared with $3.2 million for the six months ended June 30, 2005. The principal components during the six months ended June 30, 2006 were payroll of $3.5 million (compared to $0.62 million in the first six months of last year), advertising and trade show expenses of $0.71 million ($0.14 million in the same period of 2005), travel expenses of $0.35 million ($0.12 million in the same period of 2005), royalties of $0.83 million ($0.15 million in 2005) and stock-based compensation of $0.23 million (none in 2005).

         Net Income after provision for taxes in the first six months of 2006 was $2.39 million or 8.9 % of net sales compared to $1.49 million or 13.9 % of net sales in the first six months of 2005. Basic and diluted earnings per share increased to $0.09 from $0.06 in the same period of last year. For the six months ended June 30, 2006, the Company provided $1.7 million for income tax compared to $0.14 million in the same period last year. During the six months ended June 30, 2005, the income (loss) and related Federal and State income tax obligations for the period were passed through to the previous members of Taverniti So Jeans, LLC. These tax obligations for Antik Denim, LLC between January 1 and April 29, 2005 were also passed through to its previous members. The Company only recorded provisions for income taxes on the income of Antik Denim, LLC between April 30 and June 30 in the first six months of 2005.

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

         ACCOUNTS RECEIVABLE

         Trade accounts receivable are recorded at invoiced amounts, less amounts accrued for returns, discounts and allowances. An allowance is provided for specific customer accounts where collection is doubtful and for inherent risk in our ability to ultimately collect those receivables. There is no off-balance sheet credit exposure related to customer receivables.

         INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out ("FIFO") method.

         INCOME TAXES

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

         Additionally, we intend from time to time to open and/or license retail stores focusing on the ANTIK DENIM, YANUK, TAVERNITI SO JEANS and other brands, and to acquire and/or license other businesses and brands, as applicable, as we deem appropriate. If we are unable to adequately manage our retail operations, or to properly integrate any business or brands we acquire and/or license, this could adversely affect our results of operation and financial condition.

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

OUR BUSINESS IS GROWING MORE INTERNATIONAL AND CAN BE DISRUPTED BY FACTORS BEYOND OUR CONTROL.

         We have been reducing our reliance on domestic contractors and expanding our use of offshore manufacturers as a cost-effective means to produce our products. During the three and six months ended June 30, 2006, we sourced a significant majority of our finished products from suppliers located outside the United States and we also continued to increase our purchase of fabrics outside the United States. In addition, we have been increasing our international sales of product primarily through our licensees and distributors.

         As a result of our increasing international operations, we face the possibility of greater losses from a number of risks inherent in doing business in international markets and from a number of factors which are beyond our control. Such factors that could harm our results of operations and financial condition include, among other things:

         o Political instability or acts of terrorism, which disrupt trade with the countries in which our contractors, suppliers or customers are located;

         o Local business practices that do not conform to legal or ethical guidelines;

         o Adoption of additional or revised quotas, restrictions or regulations relating to imports or exports;

         o Additional or increased customs duties, tariffs, taxes and other charges on imports;

         o Significant fluctuations in the value of the dollar against foreign currencies;

         o Increased difficulty in protecting our intellectual property rights in foreign jurisdictions;

         o Social, legal or economic instability in the foreign markets in which we do business, which could influence our ability to sell our products in these international markets; and

         o Restrictions on the transfer of funds between the United States and foreign jurisdictions.

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

INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR SHAREHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS.

         As of August 1, 2006, our Chief Executive Officer, Paul Guez, Chief Financial Officer, Patrick Chow, Gregory Abbou, President of Taverniti So Jeans LLC and two members of our design team, Messrs. Naouri and Caugant, former members of Antik, owned approximately 80% of the outstanding shares of our common stock. Paul and Elizabeth Guez, Mr. Guez's wife, alone owned approximately 72% of the outstanding shares of our common stock at August 1, 2006. Accordingly, our executive officers and key personnel have the ability to affect the outcome of, or exert considerable influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock.

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

OFF-BALANCE SHEET ARRANGEMENTS

         Financial instruments that potentially subject us to off-balance sheet risk consist of factored accounts receivable. We sell certain of our trade accounts receivable to a factor and are contingently liable to the factor for merchandise disputes and other customer claims. The total amount of receivables purchased by the factor (including receivables in transit) on a without recourse basis approximated $3,073,753 as of June 30, 2006 before reserves. The factor had made advances to us of $2,179,944 against these receivables. Although the arrangement with our factor is important to our liquidity and capital resources, management believes that cash flow from operations, and our ability to obtain other debt or equity financing, permits us to adequately support and manage our ongoing operations.

ITEM 3.  CONTROLS AND PROCEDURES

         As of June 30, 2006, the end of the period covered by this Quarterly Report on Form 10-QSB, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial
Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006, our disclosure controls and procedures were effective.

         During the quarter ended June 30, 2006, there were no changes in the internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our Annual Meeting of Shareholders on May 22, 2006. At the Annual Meeting, there were 26,057,200 shares of Common Stock entitled to vote, and 21,350,961 (81.9%) were represented at the meeting in person or by proxy. Immediately prior to and following the Annual Meeting, the Board of Directors was comprised of Gary Freeman, Marshall Geller, Paul Guez, Kevin Keating and Robert Lynn.

         The following summarizes vote results for those matters submitted to our shareholders for action at the Annual Meeting:

         1. Proposal to elect Messrs. Freeman, Geller, Guez, Keating and Lynn to serve as our directors for the ensuing year and until their successors have been elected and qualified.

              DIRECTOR                    FOR                  WITHHELD

         Gary Freeman                 21,350,961                   0

         Marshall Geller              21,350,961                   0

         Paul Guez                    21,350,961                   0

         Kevin Keating                21,350,961                   0

         Robert Lynn                  21,350,961                   0

         2. Proposal to ratify the selection of Weinberg & Company, P.A. as our independent public accountants for the fiscal year ending December 31, 2006.

     FOR          AGAINST               ABSTAIN               BROKER NON-VOTES

  21,350,961         0                     0                          0

ITEM 6.  EXHIBITS

         See attached Exhibit Index.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BLUE HOLDINGS, INC.



Date: August 14, 2006               By:  /S/ PATRICK CHOW
                                           -------------------------------------
                                           Patrick Chow
                                           Chief Financial Officer and Secretary

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
-------        -----------------------------------------------------------------

10.1 Sublease dated April 27, 2006 between Blue Holdings, Inc. and Azteca Production International, Inc. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File # 000-33297) filed with the Securities and Exchange Commission on May 3, 2006.

10.2 Agreement and Plan of Merger dated June 19, 2006, among Blue Holdings, Inc., LR Acquisition Corporation, Long Rap, Inc., the stockholders of Long Rap, Inc. and Charles Rendelman. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File # 000-33297) filed with the Securities and Exchange Commission on June 23, 2006.

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