Form 10QSB
period 2006-09-30
BLUE HOLDINGS, INC.
filed 2006-11-14
CIK 1139683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2006

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

                              YES [X]      NO [_]

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act). YES [_]   No [X]

         As of November 13, 2006, 26,057,200 shares of the registrant's common stock were outstanding.


         Transitional  Small Business  Disclosure Format (Check One):

                              Yes [_]      No [X]

                                TABLE OF CONTENTS




                                                                            Page
                                                                            ----


PART I   Financial Information

Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets (Unaudited)                  3

            Condensed Consolidated Statements of Operations (Unaudited)        4

            Condensed Consolidated Statements of Shareholders' Equity
               (Unaudited)                                                     5

            Condensed Consolidated Statements of Cash Flows (Unaudited)        6

            Notes to the Condensed Consolidated Financial Statements
               (Unaudited)                                                     7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            19

Item 3.  Controls and Procedures                                              36


PART II  Other Information

Item 6.  Exhibits                                                             37

                                     PART I
ITEM 1.           FINANCIAL STATEMENTS

       BLUE HOLDINGS INC. (FORMERLY KNOWN AS MARINE JET TECHNOLOGY CORP.)
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

ASSETS                                               September 30,  December 31,
                                                         2006           2005
                                                      -----------    -----------
Current assets:                                       (Unaudited)
   Cash ..........................................    $   122,065    $   228,127
   Due from factor, net of reserves of $50,655
      and $96,849, respectively ..................      1,483,464        693,474
   Accounts receivable, net of reserves of
      $556,980 and $484,421, respectively:
      - Purchased by factor with recourse ........      7,519,219      4,287,163
      - Others ...................................        369,068          2,504
   Due from related parties ......................           --           15,974
   Inventories ...................................     13,554,453      9,925,162
   Deferred income taxes .........................        646,047        492,574
   Prepaid expenses and other current assets .....      1,092,560        351,919
                                                      -----------    -----------
      Total current assets .......................     24,786,876     15,996,897


   Deferred income taxes .........................      1,519,740      1,671,135
   Property and equipment, less accumulated
   depreciation ..................................      1,278,346        198,927
                                                      -----------    -----------

Total assets .....................................    $27,584,962    $17,866,959
                                                      ===========    ===========

LIABILITIES AND EQUITY

Current liabilities:
   Bank overdraft ................................    $    21,717    $   616,020
   Accounts payable ..............................      3,465,348      2,911,598
   Short-term borrowings .........................      9,495,943      4,583,936
   Due to related parties ........................        772,261        372,311
   Advances from majority shareholder ............      2,508,900         96,875
   Income taxes payable ..........................           --          650,468
   Accrued expenses and other current
      liabilities ................................      1,187,213        599,166
                                                      -----------    -----------
      Total current liabilities                        17,451,382      9,830,374
                                                      -----------    -----------

Commitment and contingency

Stockholders' equity:
   Common stock $0.001 par value,
    75,000,000 shares authorized,
    26,057,200 shares issued and outstanding .....         26,057         26,057
   Additional paid-in capital ....................      5,119,935      4,996,752
   Retained earnings .............................      4,987,588      3,013,776
                                                      -----------    -----------
      Total stockholders' equity .................     10,133,580      8,036,585
                                                      -----------    -----------
Total liabilities and stockholders' equity .......    $27,584,962    $17,866,959
                                                      ===========    ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       BLUE HOLDINGS INC. (FORMERLY KNOWN AS MARINE JET TECHNOLOGY CORP.)
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                                                           THREE MONTHS                   NINE MONTHS
                                                                               ENDED                         ENDED
                                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                                   ----------------------------   ---------------------------
                                                                      2006            2005           2006           2005
                                                                  ------------    ------------   ------------   ------------
Net sales .....................................................   $ 14,551,581    $ 13,887,689   $ 41,610,112   $ 24,578,736

Cost of goods sold ............................................     10,116,732       6,927,774     23,797,647     12,355,956
                                                                  ------------    ------------   ------------   ------------

Gross profit ..................................................      4,434,849       6,959,915     17,812,465     12,222,780

Selling, distribution & administrative expenses ...............      4,281,467       3,264,457     13,204,554      6,416,963
                                                                  ------------    ------------   ------------   ------------

Income before other expenses and provision for income taxes ...        153,382       3,695,458      4,607,911      5,805,817
                                                                  ------------    ------------   ------------   ------------
Other expenses:

   Interest expense ...........................................        257,997          11,095        643,759         18,683

   Expenses relating to abandoned acquisition of Long Rap, Inc.        500,887            --          500,887           --

   Expenses relating to exchange transaction ..................           --            50,000           --          527,617
                                                                  ------------    ------------   ------------   ------------

      Total other expenses ....................................        758,884          61,095      1,144,646        546,300
                                                                  ------------    ------------   ------------   ------------

Income (loss) before provision for income taxes ...............       (605,502)      3,634,363      3,463,265      5,259,517

Provision (benefit) for income taxes ..........................       (184,642)      1,239,830      1,489,453      1,376,114
                                                                  ------------    ------------   ------------   ------------

Net income (loss) .............................................   $   (420,860)   $  2,394,533   $  1,973,812   $  3,883,403
                                                                  ============    ============   ============   ============

Net income (loss) per common share, basic and diluted .........   $      (0.02)   $       0.09   $       0.08   $       0.15
                                                                  ============    ============   ============   ============

Weighted average shares outstanding, basic and diluted ........     26,057,200      26,057,200     26,057,200     26,057,200
                                                                  ============    ============   ============   ============

       SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       BLUE HOLDINGS INC. (FORMERLY KNOWN AS MARINE JET TECHNOLOGY CORP.)
                                AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

                                            Shares Issued
                                     ---------------------------    Additional
                                                     Par Value       Paid In         Retained
                                        Number         0.001         Capital         Earnings         Total
                                     ------------   ------------   ------------    ------------   ------------
Balance, January 1, 2006 .........     26,057,200   $     26,057   $  4,996,752    $  3,013,776   $  8,036,585

Fair value of options granted ....           --             --          356,528            --          356,528

Adjustment to deferred tax benefit
   arising from the 2005
   acquisition of Taverniti ......           --             --         (233,345)           --         (233,345)

Net Income for the period ........           --             --             --         1,973,812      1,973,812
                                     ------------   ------------   ------------    ------------   ------------

Balance,  September 30, 2006 .....     26,057,200   $     26,057   $  5,119,935    $  4,987,588   $ 10,133,580
                                     ============   ============   ============    ============   ============

       BLUE HOLDINGS INC. (FORMERLY KNOWN AS MARINE JET TECHNOLOGY CORP.)
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                                         Nine Months Ended
                                                           September 30,
                                                    ---------------------------
                                                       2006            2005
                                                    -----------     -----------
Cash flows from operating activities:
Net Income .....................................    $ 1,973,812     $ 3,883,403
Adjustments to reconcile net income to cash
used in operating activities:
   Depreciation and amortization ...............        136,644           9,642
   Stock based exchange transaction expense ....           --           177,617
   Fair value of vested stock options ..........        356,528            --
Changes in assets and liabilities:
   Accounts receivable .........................     (3,598,620)       (912,853)
   Due from factor .............................       (789,990)     (1,387,048)
   Inventories .................................     (3,629,291)     (6,016,091)
   Due from related parties ....................         15,974        (209,924)
   Deferred income taxes .......................       (235,423)       (278,639)
   Due to related parties ......................        399,950         709,010
   Prepaid expenses and other current assets ...       (740,641)        (65,048)
   Income tax payable ..........................       (650,468)      1,658,873
   Bank overdraft ..............................       (594,303)           --
   Accounts payable ............................        553,751       1,279,924
   Other current liabilities ...................        588,046         685,296
                                                    -----------     -----------
Net cash used in operating activities ..........     (6,214,031)       (465,838)
                                                    -----------     -----------

Cash flows from investing activities:
   Purchase of equipment .......................     (1,216,063)       (116,077)
                                                    -----------     -----------
Net cash used in investing activities ..........     (1,216,063)       (116,077)
                                                    -----------     -----------

Cash flows from financing activities:
   Short-term borrowings .......................      4,912,007            --
   Additional paid in capital ..................           --           686,200
   Advances from majority shareholder ..........      2,412,025         237,134
                                                    -----------     -----------
Net cash provided by financing activities ......      7,324,032         923,334
                                                    -----------     -----------

Net (decrease) increase in cash ................       (106,062)        341,419
Cash at beginning of period ....................        228,127          84,635
                                                    -----------     -----------
CASH AT END OF PERIOD ..........................    $   122,065     $   426,054
                                                    ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income tax .......................    $ 2,551,605     $       800
                                                    ===========     ===========

Cash paid for interest .........................    $   643,759     $    18,683
                                                    ===========     ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   FINANCING AND INVESTING ACTIVITIES:

Inventory contributed by a stockholder at
   its historical cost .........................    $      --       $ 1,200,000
                                                    ===========     ===========
Value of common stock issued for finders
   fee relating to exchange transaction ........    $      --       $   177,617
                                                    ===========     ===========
Adjustment to deferred taxes relating to
   the 2005 acquisition of Taverniti ...........    $   233,345     $      --
                                                    ===========     ===========

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       BLUE HOLDINGS INC. (FORMERLY KNOWNS AS MARINE JET TECHNOLOGY CORP.)
                                AND SUBSIDIARIES

        NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

         (a)      BASIS OF PRESENTATION

         The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and 2005 and cash flow for nine months ended September 30, 2006 and 2005. The consolidated balance sheet as of December 31, 2005 is derived from the Company's audited financial statements.

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

         The Company's results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

         The condensed  consolidated financial statements include the operations
of  Blue  Holdings,  Inc.  and  its  wholly-owned   subsidiaries.   Intercompany
transactions and balances are eliminated in consolidation.

         (b)      ORGANIZATION

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

         (c)      NATURE OF OPERATIONS

         The Company operates exclusively in the wholesale apparel industry. The Company designs, develops, markets and distributes high fashion jeans and accessories under the brand names "Antik Denim", "Taverniti So Jeans", and "Yanuk". The Company's products currently include jeans, jackets, belts, purses and T-shirts. The Company currently sells its products in the United States, Canada, Japan and the European Union directly to department stores and boutiques and through distribution arrangements in certain foreign jurisdictions. The Company is headquartered in Commerce, California and maintains showrooms in New York and Los Angeles. The Company opened a retail store in Los Angeles during August 2005 and another store in San Francisco in September 2006. These retail operations are not yet significant to the consolidated operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues. On an ongoing basis, we evaluate estimates, including those related to returns, discounts, bad debts, inventories, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

         (c)      ADVERTISING

         Advertising costs are expensed as of the first date the advertisements take place. Advertising expenses included in selling expenses approximated $51,420 and $627,482 for the three and nine months ended September 30, 2006, respectively, compared to $254,276 and $324,442 for the three and nine months ended September 30, 2005, respectively.

         (d)      CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of cash, trade accounts receivable, and amounts due from our factor. With respect to trade accounts receivable at September 30, 2006, one customer comprised approximately 42% of our total receivables. The Company extends unsecured credit to its customers in the normal course of business.

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

         (e)      SHIPPING AND HANDLING COSTS

         Freight charges are included in selling, distribution and administrative expenses in the statement of operations and approximated $263,861 and $588,672 for the three and nine months ended September 30, 2006, respectively, compared to $89,055 and $168,279 for the same periods of 2005, respectively.

         (f)      MAJOR SUPPLIERS

         We purchase our fabric, thread and other raw materials from various industry suppliers within the United States and abroad. We do not currently have any long-term agreements in place for the supply of our fabric, thread or other raw materials. The fabric, thread and other raw materials used by us are available from a large number of suppliers worldwide. During the three months ended September 30, 2006, three suppliers accounted for more than 10% of our purchases. Purchases from these suppliers were 31.5%, 13.0% and 11.8% respectively. During the nine months ended September 30, 2006, two suppliers accounted for more than 10% of our purchases and purchases from these suppliers were 13.6% and 12.9%, respectively.

         (g)      MAJOR CUSTOMERS

         During fiscal 2006, two customers accounted for more than 10% of the Company's sales. Sales to those customers were 30.3% and 11.6% for the three months ended September 30, 2006, and 15.6% and 14.3% for the nine months ended September 30, 2006, respectively.

         International sales accounted for approximately 25% and 30% of sales in the three and nine months ended September 30, 2006, respectively. Geographically, Japan has become one of our major growth areas. During the three months and nine months ended September 30, 2006, Japan accounted for 16% and 17%, respectively, of our total sales.

         (h)      STOCK-BASED COMPENSATION

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

         The total stock based compensation expense for the three and nine months ended September 30, 2006 was $127,330 and $356,528, respectively. As of September 30, 2006, the unamortized value of these option awards was $1,016,300 which will be amortized as compensation cost in future periods as the options vest. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the periods indicated:

                                                                  Nine Months
                                                                     Ended
                                                              September 30, 2006
                                                              ------------------
Dividend yield .............................................          --
Risk-free interest rate ....................................         4.50%
Expected volatility ........................................        46.01%
Expected life of options ...................................       5 years

         During the three and nine months ended September 30, 2005, the Company did not grant any options to purchase shares of its common stock, nor were there any options vesting during that period. Accordingly, no proforma information for September 30, 2005 is required.

         (i)      EARNINGS PER SHARE

         Statement of Financial Accounting Standards No. 128, "Earnings per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

         At September 30, 2006 and 2005, potentially dilutive securities consisted of outstanding common stock options to acquire 682,000 and 0 shares, respectively. These potentially dilutive securities were not included in the calculation of loss per share for the quarter ended September 30, 2006 as these dilutive securities were antidilutive for the nine months ended September 30, 2006 and 2005, as they are insignificant. Accordingly, basic earnings per share for each of the three and nine months ended September 30, 2006, and 2005, are the same as diluted loss per share.

         (j)      RECLASSIFICATIONS

         Certain prior year balance sheet items have been reclassified to conform to the current period presentation.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

FASB Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements," establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS no. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS no. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

         The factor agreements provide that we can borrow an amount up to 90% of the value of our purchased customer invoices, less a reserve of 10% of unpaid accounts purchased and 100% of all such accounts which are disputed. The factor agreements provide for automatic renewal after July 24, 2006 subject to 120 days' termination notice from any party. The factor also makes available to all three companies a combined line of credit up to the lesser of $2.4 million (increased from $1.5 million effective as of January 1, 2006) and 50% of the value of eligible raw materials and finished goods. The increase in this line of credit - from $1.5 million to $2.4 million - became effective as of January 1, 2006. As of September 30, 2006, the Company drew down $2.4 million of this credit line against inventory.

         As of September 30, 2006, the factor holds $3,982,414 of accounts receivable purchased from us on a without recourse basis and has made advances to us of $2,448,295 against those receivables, resulting in a net balance amount Due from Factor of $1,483,464 net of reserves of $50,655 as of September 30, 2006. The Company has accounted for the sale of receivables to the factor in accordance with SFAS No.140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

         As of September 30, 2006, the factor also held $7,971,026 of accounts receivable that were subject to recourse, against which the Company has provided reserves of $451,807 and as of September 30, 2006, the Company received advances totaling $9,495,943 against such receivables and against eligible inventory. The Company has included the $7,519,219 in accounts receivable, and has reflected the $9,495,943 as short term borrowings on the accompanying balance sheet. The factor commission against such receivables is 0.4% and interest is charged at the rate of 1% over the factor's prime lending rate per annum.

         Before January 1, 2006, the factor commission on receivables purchased on a without recourse basis was 0.8% of the customer invoice amount for terms up to 90 days, plus one quarter of one percent (0.25%) for each additional thirty-day term. Effective January 1, 2006, the factor commission is 0.75% if the aggregate amount of approved invoices is below $10 million per annum, 0.70% if between $10 million and $20 million and 0.65% if between $20 million and $30 million. The Company is contingently liable to the factor for merchandise disputes, customer claims and the like on receivables sold to the factor. To the extent that the Company draws funds prior to the deemed collection date of the accounts receivable sold to the factor, interest is charged at the rate of 1% over the factor's prime lending rate per annum. Factor advances are collateralized by the non-factored accounts receivable, inventories and the personal guarantees of Paul Guez, our Chairman, Chief Executive Officer, President and majority shareholder, and the living trust of Paul and Elizabeth Guez.

NOTE 4 - INVENTORIES

Inventories at September 30, 2006 and December 31, 2005 are summarized as follows:


                                              September 30,         December 31,
                                                   2006                  2005
                                               -----------           -----------
Raw Materials ......................           $ 4,061,236           $ 3,850,916
Work-in-Process ....................             2,990,167             2,842,531
Finished Goods .....................             6,503,050             3,231,715
                                               -----------           -----------
TOTAL ..............................           $13,554,453           $ 9,925,162
                                               ===========           ===========

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2006 and December 31, 2005 are summarized as follows:

                                                    September 30,   December 31,
                                                         2006           2005
                                                     -----------    -----------
Furniture ........................................   $    12,973    $    11,217
Leasehold Improvements ...........................       831,279         44,600
Computer Equipment ...............................       590,287        162,659
                                                     -----------    -----------
                                                       1,434,539        218,476
Less: Accumulated depreciation and Amortization ..      (156,193)       (19,549)
                                                     -----------    -----------
                                                     $ 1,278,346    $   198,927
                                                     ===========    ===========

         Depreciation expenses for the three months ended September 30, 2006 and 2005 were $59,174 and $3,680, respectively and for the nine months ended September 30, 2006 and 2005 were $136,644 and $8,489, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

         The Company purchased fabric at cost from Blue Concept, LLC which is owned by Paul Guez, the Company's Chairman and Chief Executive Officer. Purchases during the three and nine months ended September 30, 2006 amounted to $10,555 and $262,213, respectively. During the same periods last year, they amounted to $247,470 and $1,526,223, respectively.

         Azteca Production International Inc. is one of our contractors in Mexico and is co-owned by Paul Guez, our majority stockholder. During the three and nine months ended September 30, 2006, we were invoiced for sewing and other sub-contracting charges in the amounts of $867,358 and $2,237,872 respectively, and $0 and $391,479 for the three and nine months ended September 30, 2005. Azteca principally provided manufacturing services to Taverniti.

         Since January 1, 2006, the Company has leased its facility at Commerce, California from Azteca Production International Inc. as a sub-tenant and is paying it $19,030 per month.

         On July 5, 2005 the Company entered into a ten-year license agreement with Yanuk Jeans, LLC, effective as of July 1, 2005. Under the terms of the agreement, the Company became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of the "Yanuk" brand products to the wholesale and retail trade. The Company pays to Yanuk Jeans, LLC a royalty of six percent of all net sales of the licensed products and a guaranteed minimum royalty on an annual basis. In addition, during the term of the license agreement, the Company has the option to purchase from Yanuk Jeans, LLC the property licensed under the agreement. The royalties for the three and nine months ended September 30, 2006 paid or payable to Yanuk Jeans, LLC totaled $60,902 and $243,833, respectively, and $117,987 for the three and nine months ended September 30, 2005, respectively. Yanuk Jeans, LLC is solely owned by Paul Guez, our majority stockholder.

         Paul Guez and the living trust of Paul and Elizabeth Guez have guaranteed all advances and ledger debt due to the Company's factor.

         Taverniti is the exclusive licensee for the design, development, manufacture, sale, marketing and distribution of the "Taverniti So Jeans" trademark in the denim and knit sports wear categories for men and women. It is paying royalties to Taverniti Holdings, LLC in the ranges of 5-8 percent depending on the net sales of the licensed products pursuant to a license agreement with Taverniti Holdings, LLC. Taverniti Holdings, LLC is jointly owned by Paul Guez (60%) and Jimmy Taverniti (40%), the designer of the products for the brand, and Mr. Guez is the sole manager. The license agreement was signed in May 2004 and expires on December 31, 2015. Royalties paid or payable for the three and nine months ended September 30, 2006 amounted to $217,728 and $874,254, respectively, and $152,000 and $303,629 for the three and nine months ended September 30, 2005, respectively.

NOTE 7 - DUE TO/FROM RELATED PARTIES

         The related parties are the Company's majority shareholder (who is also the Chairman, Chief Executive Officer and President of the Company) and limited liability companies that are co-owned by the majority shareholder. These amounts are all unsecured and non-interest bearing. All non-trade related advances from related parties have been repaid. Trade-related outstanding items follow regular payment terms as invoiced. As of September 30, 2006 and December 31, 2005, total trade-related items due to related parties amounted to $772,261 and $372,311, respectively.

         From time to time, the Company's majority shareholder, Mr. Paul Guez, made advances to the Company to support its working capital needs. These advances were non-interest bearing and unsecured, with no formal terms of repayment. On July 1, 2006, Mr. Guez converted the advances to a line of credit in an agreement with the Company. The line of credit allows the Company to borrow from him up to a maximum of $3 million at an interest rate of 6% per annum. The Company may repay the advances in full or in part at any time until the credit line expires on December 31, 2007. As of September 30, 2006 and December 31, 2005, the balance of these advances was $2,508,900 and $96,785, respectively, and accrued interest thereon was $35,372 and $0, respectively.

NOTE 8 - INCOME TAX

         The Company accounts for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

         The Company's provision for income taxes was $1,489,453 for the nine months ended September 30, 2006 compared to $1,376,114 for the same period last year. For the four months ended April 29, 2005 the income earned and related Federal and State income tax obligations for the period of Antik Denim, LLC were passed through to its previous members. For the nine months ended September 30, 2005 the income earned and related Federal and State income tax obligations for the period of Taverniti So Jeans, LLC were passed through to its previous members. The Company recorded no provision for such taxes.

         The provision for income taxes consists of the following for the periods ended September 30:

                                                     2006               2005
                                                 -----------        -----------
Current
   Federal ...............................       $ 1,305,011        $ 1,234,518
   State .................................           419,865            420,235
Deferred
   Federal ...............................          (189,462)          (207,845)
   State .................................           (45,961)           (70,794)
                                                 -----------        -----------
Provision for income tax expense .........       $ 1,489,453        $ 1,376,114
                                                 ===========        ===========

         A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows for the periods ended September 30:

                                                           2006         2005
                                                         --------     --------

Statutory federal rate ...............................       34.0%        34.0%
State taxes, net of federal benefit ..................        7.1          4.8
Income not taxed at the Company level ................        2.0        (11.7)
Permanent differences ................................       (0.1)         1.8
Other ................................................        0.0         (0.5)
                                                         --------     --------
Effective tax rate ...................................       43.0%        28.4%
                                                         ========     ========

         In connection with the 2005 Taverniti transaction, in exchange for 100% ownership of Taverniti, the Company issued 500,000 shares of Common Stock of the Company and paid $750,000 in cash to the previous owners of Taverniti. For income tax purposes this transaction was a taxable event. For accounting purposes this transaction was accounted for as combination of entities under common control.

         Goodwill in the amount of $4,181,399 was recognized solely for income tax purposes. The tax effect of this goodwill of $1,687,682 was reported as a deferred tax asset. Additional paid in capital of the Company was increased by an equal amount. During the nine months ended September 30, 2006 the previous owners of Taverniti finalized the filing of their 2005 tax returns which included certain differences than previously estimated. The ultimate effect was previously recognized goodwill was reduced by $583,000, and the resulting tax effect of the change to the deferred tax benefit of $233,345 was reflected as adjustment to additional paid in capital of the Company during the nine months ending September 30, 2006.

NOTE 9 - STOCK OPTIONS

         Under the Company's 2005 Stock Incentive Plan (the "Company Plan"), the Company may grant qualified and nonqualified stock options and stock purchase rights to selected employees. The Company reserved 2,500,000 shares of common stock for issuance under the Company Plan. Options to purchase 270,000 shares of common stock were granted in 2006. No options to purchase shares of common stock were exercised and 15,000 options were cancelled in 2006.

         At September 30, 2006, options outstanding are as follows:

                                                           Weighted
                                                           average
                                               Number of   exercise
                                               options      price
                                               --------    --------
               Balance at January 1, 2006 ..    427,000    $   7.18
               Granted .....................    270,000    $   5.20
               Exercised ...................       --          --
               Cancelled ...................    (15,000)   $   5.20
                                               --------    --------
               Balance at September 30, 2006    682,000    $   6.44
                                               ========    ========

         Additional information regarding options outstanding as of September 30, 2006 is as follows:

                 OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
----------------------------------------------------   ----------------------------------
                               Weighted
                                Average     Weighted                 Weighted
                               Remaining     Average                  Average   Aggregate
  Exercise         Number     Contractual   Exercise     Number      Exercise   Intrinsic
    Price       Outstanding      Life        Price     Exercisable     Price      Value
-------------   -----------   -----------   --------   -----------   --------   ---------
$8.10                62,000          8.68   $   8.10        22,000   $   8.10   $  73,480
$7.40               300,000          8.86   $   7.40       100,000   $   7.40   $ 305,000
$5.30                65,000          8.87   $   5.30        25,000   $   5.30   $  54,750
$5.20               255,000          9.25   $   5.20          --
                -------------------------------------------------------------------------
$5.20 - $8.10       682,000          8.99   $   6.44       147,000   $   7.15   $ 433,230
                =========================================================================

NOTE 10 - TERMINATION OF MATERIAL DEFINITIVE AGREEMENTS

         On October 5, 2006, we terminated the Letter of Intent previously entered into with Global Fashion Group, SA ("Global Fashion Group") on March 31, 2006, which would have formed a new joint venture company with a license to produce, manufacture and distribute apparel and accessories for the Registrant's three principal brands, Antik Denim, Taverniti So Jeans and Yanuk, throughout Europe and other territories. The parties were unable to resolve certain differences in the terms of the license to be held by the joint venture company contemplated under the Letter of Intent.

         On October 9, 2006 we reached a mutual agreement with Long Rap, Inc. to terminate our proposed agreement to acquire the company and its retail operations, which was previously announced on June 20, 2006. Both companies have determined that it would be in the best interests of their respective shareholders not to proceed with the acquisition at this time. The accompanying statement of operations for the nine months ended September 30, 2006 includes $500,887 of costs relating to the abandonment of this acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Statements made in this Form 10-QSB (the "Quarterly Report") that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

         The words "we," "us," "our," and the "Company," refer to Blue Holdings, Inc. The words or phrases "may," "will," "expect," "believe," "anticipate," "estimate," "approximate," or "continue," "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions, or the negative thereof, are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) our failure to implement our business plan within the time period we originally planned to accomplish; and (b) other risks that are discussed in this Form 10-QSB or included in our previous filings with the Securities and Exchange Commission ("SEC").

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

CORPORATE BACKGROUND

         We were incorporated in the State of Nevada on February 9, 2000 under the name Marine Jet Technology Corp. From our inception through January 2005, we focused on developing and marketing boat propulsion technology. Between January and February 2005, we entered into separate transactions whereby, among other matters, Keating Reverse Merger Fund, LLC ("KRM Fund"), one of our existing shareholders, agreed to purchase a substantial majority of our outstanding common stock, and Intellijet Marine, Inc., a company formed by our former majority shareholder and principal executive officer and director, Jeff P. Jordan, acquired all of our boat propulsion technology assets and assumed all of our then existing liabilities.

         Between February 4, 2005 and April 29, 2005, we existed as a public "shell" company with nominal assets.

SIGNIFICANT DEVELOPMENTS

         On September 15, 2006, we entered into a Joint Venture Agreement Term Sheet with Philippe Naouri and Alexandre Caugant, the members of Life & Death, LLC ("L&D"), pursuant to which we acquired 50% of the membership interests of L&D. L&D owns the LIFE & DEATH trademark application and designs, develops, manufactures and distributes knit apparel under the brand LIFE & DEATH. We share 50% in the profits and losses of L&D based on our membership interest in L&D. Alexandre Caugant and Philippe Naouri are the principal designers of LIFE AND DEATH.

         On October 5, 2006, we agreed to terminate the Letter of Intent previously entered into with Global Fashion Group, SA ("Global Fashion Group") on March 31, 2006, which would have formed a new joint venture company with a license to produce, manufacture and distribute apparel and accessories for our three principal brands, ANTIK DENIM, TAVERNITI SO JEANS and YANUK, throughout Europe and other territories. The initial term of the license would have been for two years, with automatic renewal for an additional three-year term if the joint venture achieved target net sales and was not in breach of the license. We were unable to come to an agreement with Global Fashion Group on the final terms of the license to be held by the joint venture company contemplated under the Letter of Intent.

         On October 10, 2006, we mutually agreed with Long Rap, Inc. to terminate the Agreement and Plan of Merger ("Merger Agreement") previously entered into on June 19, 2006 among LR Acquisition Corporation, a District of Columbia corporation and our wholly-owned subsidiary ("LR Acquisition"), Long Rap, the stockholders of Long Rap and Charles Rendelman, as the Long Rap stockholders' representative, pursuant to which Long Rap would have merged with and into LR Acquisition with LR Acquisition surviving the merger. We determined, along with Long Rap, that it would be in the best interests of our respective stockholders not to proceed with the merger at this time. We incurred $500,887 relating to the abandonment of this acquisition.

         In accordance with the provisions of the Merger Agreement, we paid Long Rap $50,000 and have undertaken to pay 50% of the invoices (fees and expenses) delivered by Long Rap's independent registered public accounting firm in connection with the audit of Long Rap's financial statements, which amounted to about $ 150,000. It has been agreed that we will pay the final invoice for audit services directly to the independent registered public accounting firm and remit to Long Rap the difference between the amount of such final invoice and 50% of the total audit fees and expenses.

OUR PRODUCTS AND BRANDS

         We offer multiple brands of apparel in the premium and better denim segments. As a result of a license agreement with Yanuk Jeans, LLC and the acquisition of Taverniti So Jeans, LLC, our wholly-owned subsidiary ("Taverniti"), we currently market our products under the ANTIK DENIM, TAVERNITI SO JEANS and YANUK brands. Our products are sold in the United States and abroad to upscale retailers and boutiques. We currently sell men's and women's styles and have launched a children's line for both ANTIK DENIM and TAVERNITI SO JEANS. In addition, Antik Denim, LLC, our wholly-owned subsidiary ("Antik Denim"), is a party to a license agreement with Titan Industries, Inc. that provides Titan with an exclusive right to use the ANTIK DENIM brand for the sale of men's and women's footwear in the United States, Canada and Mexico, and a right of first refusal for similar use of the brand in Europe and South America. The footwear line was launched in July 2006.

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

DESIGN AND DEVELOPMENT

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

         YANUK. The designer of the YANUK line is Benjamin Taverniti, the son of Jimmy Taverniti. The principal design philosophy is focused less on embroidery and more on subtle design details and fit.

         Mr. Guez participates in design efforts and provides significant input with respect to the development of new lines and brands. We do not have in place any formal design and development plan at this time. However, since our inception in 2004, we have allocated significant resources to our design and development activities. In the three and nine months ended September 30, 2006, our design and development expenses were approximately $0.37 million and $1.27 million, respectively.

MANUFACTURING AND SOURCING

         We purchase our fabric, thread and other raw materials from various industry suppliers within the United States and abroad. We do not currently have any long-term agreements in place for the supply of our fabric, thread or other raw materials. The fabric, thread and other raw materials used by us are available from a large number of suppliers worldwide. During the three months ended September 30, 2006, three suppliers accounted for more than 10% of our purchases. Purchases from these suppliers were 31.5%, 13.0% and 11.8%, respectively. During the nine months ended September 30, 2006, two suppliers accounted for more than 10% of our purchases, and purchases from these suppliers were 13.6% and 12.9%, respectively. We have the ability to replace our suppliers of raw materials as needed without significantly affecting our business or operations.

         We presently outsource all of our manufacturing needs to contract vendors using just in time ordering. We use several contract vendors for our manufacturing needs with the bulk of purchases (approximately 70%) currently made from domestic manufacturers. We are increasing the use of contract manufacturers in Mexico and the Far East. We do not rely on any one manufacturer and we believe additional manufacturing capacity is available to meet our current and planned needs. We maintain rigorous quality control systems for both raw and finished goods. We will continue to outsource the majority of our production capacity to maintain low fixed expenses. We will add contract manufacturers as required to meet our needs. During the three months ended September 30, 2006, two sub-contractors accounted for 17.9% and 13.6% of our manufacturing, and two contractors accounted for 19.2% and 14.2% of our manufacturing during the nine months ended September 30, 2006. One of these sub-contractors, which principally provided manufacturing services to Taverniti, is Azteca Production International Inc., a company co-owned by Paul Guez, our Chairman, Chief Executive Officer and President.

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

         Our products are sold in the United States in department stores and boutiques such as Saks, Neiman Marcus, Nordstrom, Bloomingdales, Atrium, Fred Segal, Intermix, Kitson and Henri Bendel, as well as smaller boutiques throughout the country. Our products are sold internationally to department stores and boutiques such as Lane Crawford in Hong Kong, Harrods and Harvey Nichols in the United Kingdom, Barneys New York and Isetan in Japan, Galleries Lafayette in France, and Holt Renfrew in Canada.

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

TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

         Antik Denim is the holder of trademark applications for the ANTIQUE DENIM and ANTIK DENIM marks in the United States and various other foreign jurisdictions. Antik Denim also owns several proprietary concepts and designs, including pending trademark and patent applications on its pocket designs. Yanuk Jeans, LLC, from whom we hold exclusive licenses to exploit products based on the YANUK and U brands, is the holder of several United States and foreign trademarks.

         Taverniti is the exclusive licensee for the design, development, manufacture, sale, marketing and distribution of the TAVERNITI SO JEANS trademark in the denim and knit sportswear categories for men and women. It is paying royalties to Taverniti Holdings LLC in the range of five to eight percent depending on the net sales of the licensed products pursuant to a license agreement with Taverniti Holdings LLC. Taverniti Holdings LLC is jointly owned by Paul Guez (60%) and Jimmy Taverniti (40%), the designer of the products for the brand, and Mr. Guez is the sole manager. The license agreement was signed in May 2004 and expires on December 31, 2015.

         We have made and will continue to make efforts to minimize domestic and international counterfeiting of ANTIK DENIM'S stylized pocket design and infringement of our other intellectual property rights, including through litigation if necessary.

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

EMPLOYEES

         As of November 7, 2006, we had 114 employees, not including our three executive officers, Paul Guez, our Chairman, Chief Executive Officer and President, Patrick Chow, our Chief Financial Officer and Secretary, and Gregory Abbou, President of Taverniti. Mr. Guez leads our product development, marketing and sales, and Mr. Chow oversees all financial aspects of our business. Our employees are not unionized. Except for agreements with Messrs. Naouri and Caugant, who comprise the design team for our ANTIK DENIM brand, no employees, including our executive officers, are subject to existing employment agreements with us.

FACILITIES

PRINCIPAL EXECUTIVE OFFICES

         Our principal executive offices are located at 5804 East Slauson Avenue, Commerce, California 90040. Our telephone number is (323) 725-5555.

DESCRIPTION OF PROPERTY

         On April 27, 2006, we entered into a Sublease with Azteca Production International, Inc. to lease approximately 73,193 square feet of office and warehouse space located at 5804 East Slauson Avenue, Commerce, California, the location of our current principal executive offices, warehouse and distribution center. Azteca is co-owned by Mr. Guez, our Chief Executive Officer, President and Chairman. We previously occupied approximately 67,000 square feet of the office and warehouse space covered under the Sublease pursuant to our Service Agreement with Blue Concept, LLC. The Service Agreement with Blue Concept, LLC expired by its terms on December 31, 2005.

         Although executed on April 27, 2006, the term of the Sublease became effective as of January 1, 2006, and will continue on a month-to-month basis with termination by either party permitted upon 90-days prior written notice. We pay monthly rent of approximately Nineteen Thousand Thirty Dollars ($19,030) to Azteca. The Sublease was approved by a majority of our Board of Directors, including all of the independent directors.

         We also maintain showrooms in both Los Angeles and New York City. The cost of operations at the Commerce facility and the showrooms was shared by several companies and the portion of the cost that we paid in 2005 was allocated to us under our Service Agreement with Blue Concept, LLC. Since January 1, 2006, we have been paying for the use of these showrooms based on our actual use.

         On August 27, 2005, we opened a retail store in Los Angeles, California and assumed all the obligations of a 10-year property lease, which was previously signed by Blue Concept, LLC in April, 2005. We are paying $21,840 per month for the lease of the shop space. More recently, On July 18, 2006, we entered into lease agreements with Emporium Development, L.L.C. ("Emporium") to lease approximately 3,272 square feet of space located at 865 Market Street, San Francisco, California 94103. Although executed on July 18, 2006, the term of the Sublease became effective as of July 5, 2006, and will continue for a term expiring on January 31, 2017. We will pay annual rent to Emporium ranging from $261,760 at the commencement of the term to $326,902 at the end of the term. We will also pay, as percentage rental, six percent (6%) of gross sales made in and from the premises in excess of annual breakpoints ranging from $4,362,667 at the commencement of the term to $5,448,373 at the end of the term.

         We believe that the facilities utilized by us are well maintained, in good operating condition and adequate to meet our current and foreseeable needs.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 2006, net cash used in operating activities was $(6.2 million). The deficit was primarily due to an increase of $3.6 million in inventory and $3.6 million in accounts receivables and was offset by an increase in accounts payable of $0.6 million and an increase in due to related parties of $0.4 million. Net cash provided by financing activities was $7.3 million that included $4.9 million from short-term borrowings and $2.4 million advanced from the majority shareholder. We utilized $1.2 million in investing activities which primarily consist of $0.8 million for leasehold improvements at our new store in San Francisco and $0.4 million for purchases of fixed assets.

         We use a factor, FTC Commercial Corp., for working capital and credit administration purposes. Under the various factoring agreements entered into separately by Blue Holdings, Antik Denim, LLC and Taverniti So Jeans, LLC, the factor purchases all the trade accounts receivable assigned by us and assumes all credit risk with respect to those accounts approved by it.

         The factor agreements provide that we can obtain an amount up to 90% of the value of our purchased customer invoices, less a reserve of 10% of unpaid accounts purchased and 100% of all accounts that are disputed. The factor agreements provide for the automatic renewal of the agreements after July 24, 2006, subject to 120 days' termination notice from any party. We receive amounts against purchased customer invoices on a recourse basis or a non-recourse basis under these agreements. Amounts received against customer invoices purchased on a recourse basis are classified as "short-term borrowings" and amounts received against customer invoices purchased on a non-recourse basis are reflected on a net basis against such receivables purchased by the factor in "due from factor" on the balance sheets included in our financial statements.

         In addition, the factor also makes available to all three companies a combined line of credit up to the lesser of $2.4 million (increased from $1.5 million effective as of January 1, 2006) and 50% of the value of eligible raw materials and finished goods. The increase in this line of credit - from $1.5 million to $2.4 million - became effective as of January 1, 2006. As of September 30, 2006, we drew down $2.4 million of this credit line.

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

         The factor also purchased customer invoices on a "with recourse" basis. These advances and the advances against inventory were classified as "short-term borrowings". These short-term borrowings amounted to $10 million as of September 30, 2006. The factor commission is 0.4% for receivables purchased subject to recourse. Receivables subject to recourse approximated $8.2 million net of reserves as of September 30, 2006. Although the arrangement with our factor is important to our liquidity and capital resources, management believes that cash flow from operations, and our ability to obtain other debt or equity financing, permits us to adequately support and manage our ongoing operations.

         From time to time, the Company's majority shareholder, Mr. Paul Guez, made advances to the Company to support its working capital needs. These advances were non-interest bearing. On July 1, 2006, Mr. Guez converted the advances to a line of credit in an agreement with the Company. The line of credit allows the Company to borrow from him up to a maximum of $3 million at an annual interest rate of 6%. The Company may repay the advances in full or in part at any time until the credit line expires on December 31, 2007. As of September 30, 2006, the balance of these advances was $2,508,900.

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

         As of September 30, 2006, the factor holds $3,982,414 of accounts receivable purchased from us on a without recourse basis and has made advances to us of $2,448,295 against those receivables, resulting in a net balance due from the factor of $ 1,483,464, net of reserves of $50,655, as of September 30, 2006. The Company has accounted for the sale of receivables to the factor in accordance with SFAS No.140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

RESULTS OF OPERATIONS

         The acquisition of Antik Denim, LLC in 2005 was accounted for as a reverse merger (recapitalization) in the accompanying financial statements with Antik Denim deemed to be the accounting acquirer, and Blue Holdings deemed to be the legal acquirer. The exchange transaction with Taverniti So Jeans, LLC was accounted for as a combination of entities under common control, and its 2005 results were combined with those of Antik Denim and Blue Holdings, respectively. Accordingly, our results of operations before the completion of these transactions, including our operating results before April 29, 2005 (when we completed the acquisition of Antik Denim), reflect the operations of Antik Denim and Taverniti.

THREE MONTHS ENDED SEPTEMBER 30, 2006 VS. 2005

         Net sales increased from $13.9 million for the three months ended September 30, 2005 to $14.6 million for the three months ended September 30, 2006. The growth was slower than expected due to the failure of a major European distributor to fulfill its projections and the cancellation of some orders caused by the production delays of a major vendor.

         Gross profit was $4.4 million in the third quarter of 2006 as compared with $6.9 million for the same period last year. The decrease in gross profit is largely attributable to sales discounts given to retailers on the disposal of inventory produced in anticipation of projected European orders that did not materialize and merchandise that were late from production.

         Selling, distribution and administrative expenses for the three months ended September 30, 2006 totaled $4.3 million or 29% of net sales compared with $3.3 million or 23.5% of net sales for the same period last year. The increase was caused by the expansion of overhead at the beginning of the year in anticipation of higher revenue and higher sales projections and resources and expenses committed to the terminated transaction with the proprietor of a chain of retail stores. The principal components during the three months ended September 30, 2006 were payroll of $2.28 million (compared to $0.63 million for the same period last year), trade shows expenses $0.27 million (compared to $.06 million for the same period last year), royalties of $0.51 million ($0.27 million in same period of 2005), stock-based compensation of $0.13 million (none in 2005) and non-recurring expenses of $0.06 million on opening of the San Francisco store (none in 2005).

         Net Income (Loss) after provision for taxes in the third quarter of 2006 was ($0.4 million) or 2.9% of net sales compared to $2.4 million or 17% of net sales in the third quarter of 2005. Basic and diluted earnings (loss) per share were ($0.02) in the third quarter of 2006 compared to $0.09 in the same period of last year. For the three months ended September 30, 2006, the Company provided ($0.18 million) for income tax compared to $1.24 million in the same period last year. During the three months ended September 30, 2005, the income (loss) and related Federal and State income tax obligations were passed through to the previous members of Taverniti So Jeans, LLC.

NINE MONTHS ENDED SEPTEMBER 30, 2006 VS. 2005

         Net sales increased from $24.6 million for the nine months ended September 30, 2005 to $41.6 million for the nine months ended September 30, 2006. The growth was slower than expected due to the failure of a major European distributor to fulfill its projections and the cancellation of some orders in the third quarter of 2006 caused by the production delays of a major vendor.

          Gross profit for the nine months ended September 30, 2006 increased to $17.8 million, or 42.8% of net sales from $12.2 million or 49.7 % of net sales for the same period last year. The decline in gross profit percentage to net sales is due to sales discounts given to retailers on disposal of merchandise produced in anticipation of European orders that did not materialize and merchandise late from production in the third quarter of 2006.

         Selling, distribution and administrative expenses for first nine months of 2006 totaled $13.2 million compared with $6.4 million for the same period last year. The increase was caused by the expansion of overhead at the beginning of the year in anticipation of higher revenue and higher sales projections for the year [and resources and expenses committed to the terminated transaction with the proprietor of a chain of retail stores]. The principal components during the first nine months of 2006 were payroll of $5.8 million (compared to $1.2 million during the same period last year), advertising and trade show expenses of $1.03 million ($0.46 million in the same period of 2005), travel expenses of $0.48 million ($0.19 million in the same period of 2005), royalties of $1.3 million ($0.42 million in 2005) and stock-based compensation of $0.36 million (none in 2005).

         Net Income after provision for taxes for nine months ended September 30, 2006 was $1.9 million or 4.7% of net sales compared to $3.9 million or 15.8% of net sales during the same period last year. Basic and diluted earnings per share were $0.08 for the nine months of 2006 compared to $0.15 in the same period of last year. For the nine months ended September 30, 2006, the Company provided $1.5 million for income tax compared to $1.4 million in the same period last year. During the nine months ended September 30, 2005, the income (loss) and related Federal and State income tax obligations for the period were passed through to the previous members of Taverniti So Jeans, LLC. These tax obligations for Antik Denim, LLC between January 1 and April 29, 2005 were also passed through to its previous members. The Company only recorded provisions for income taxes on the income of Antik Denim, LLC between April 30 and September 30, 2005 during nine months ended September 30, 2005.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues. On an ongoing basis, we evaluate estimates, including those related to returns, discounts, bad debts, inventories, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

INCOME TAXES

         We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in our financial statements or tax returns. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

FASB Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements," establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS no. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS no. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

SFAS No. 158 requires that for public companies the full funding status of defined benefit pension and other postretirement plans to be recognized on the balance sheet as an asset (for overfunded plans) or as a liability (for underfunded plans). In addition, SFAS No. 158 calls for recognition in other comprehensive income or gains or losses and prior service costs or credits that are not yet included as components of periodic benefit expense. Finally, SFAS No. 158 requires that the measurement of defined benefit plan assets and obligations be as of the balance sheet date. The Company plans to adopt the recognition provisions of SFAS No. 158 as of the end of the fiscal year end after December 15, 2006 and the measurement date provisions as of the balance sheet date for fiscal years ending after December 15, 2008.

RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND ALL OTHER INFORMATION CONTAINED IN THIS DESCRIPTION BEFORE PURCHASING SHARES OF OUR COMMON STOCK OR OTHER SECURITIES. INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING US. ADDITIONAL RISKS AND UNCERTAINTIES THAT WE ARE NOT AWARE OF, OR THAT WE CURRENTLY DEEM IMMATERIAL, ALSO MAY BECOME IMPORTANT FACTORS THAT AFFECT US. IF ANY OF THE FOLLOWING EVENTS OR OUTCOMES ACTUALLY OCCURS, OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION WOULD LIKELY SUFFER. AS A RESULT, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU MAY LOSE ALL OR PART OF THE MONEY YOU PAID TO PURCHASE OUR COMMON STOCK.

RISKS RELATED TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY, MAKING IT DIFFICULT TO EVALUATE WHETHER WE WILL OPERATE PROFITABLY.

         Antik Denim and Taverniti, our wholly-owned subsidiaries, were formed in September 2004 to design, develop, manufacture, market, distribute and sell high end fashion jeans, apparel and accessories. As a result, we do not have a meaningful historical record of sales and revenues nor an established business track record. While our management believes that we have an opportunity to be successful in the high end fashion jean market, there can be no assurance that we will be successful in accomplishing our business initiatives, or that we will achieve any significant level of revenues, or continue to recognize net income, from the sale of our products.

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

         While our goal is to employ a multi-brand strategy that will ultimately diversify the fashion and other risks associated with reliance on a limited product line, we currently operate, directly and through our wholly-owned subsidiaries Antik Denim and Taverniti, a limited number of principal brands, most of which are being operated pursuant to very recent license or acquisition agreements. If we are unable to successfully market and distribute our branded products, or if the recent popularity of premium denim brands decreases, or if we are unable to execute on our multi-brand strategy to acquire and/or license additional companies and/or brands, as applicable, identified by our management from time to time, our results of operations and financial condition will be adversely affected.

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

THE LOSS OF BUSINESS FROM ANY SIGNIFICANT CUSTOMER WOULD AFFECT OUR RESULTS OF OPERATIONS.

         We have one customer who accounted for approximately 42% of our total receivables at September 30, 2006 and two customers who accounted for 30.3% and 11.6%, respectively, of our sales for the three months ended September 30, 2006. A decrease in business from or loss of a any significant customer could have a material adverse effect on our results of operations. Additionally, certain retailers, including some of our customers, have experienced in the past, and may experience in the future, financial difficulties, which increase the risk of extending credit to such retailers and the risk that financial failure will eliminate a customer entirely. These retailers have attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors. There can be no assurance that we will remain a preferred vendor for our existing customers. Further, there can be no assurance that our factor will approve the extension of credit to certain retail customers in the future. If a customer's credit is not approved by the factor, we could assume the collection risk on sales to the customer itself, require that the customer provide a letter of credit, or choose not to make sales to the customer.

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

OUR BUSINESS IS GROWING MORE INTERNATIONAL AND CAN BE DISRUPTED BY FACTORS BEYOND OUR CONTROL.

         We have been reducing our reliance on domestic contractors and expanding our use of offshore manufacturers as a cost-effective means to produce our products. During the three and nine months ended September 30, 2006, we sourced a significant majority of our finished products from suppliers located outside the United States and we also continued to increase our purchase of fabrics outside the United States. In addition, we have been increasing our international sales of product primarily through our licensees and distributors.

         As a result of our increasing international operations, we face the possibility of greater losses from a number of risks inherent in doing business in international markets and from a number of factors which are beyond our control. Such factors that could harm our results of operations and financial condition include, among other things:

         - Political instability or acts of terrorism, which disrupt trade with the countries in which our contractors, suppliers or customers are located;

         - Local business practices that do not conform to legal or ethical guidelines;

         - Adoption of additional or revised quotas, restrictions or regulations relating to imports or exports;

         - Additional or increased customs duties, tariffs, taxes and other charges on imports;

         - Significant fluctuations in the value of the dollar against foreign currencies;

         - Increased difficulty in protecting our intellectual property rights in foreign jurisdictions;

         - Social, legal or economic instability in the foreign markets in which we do business, which could influence our ability to sell our products in these international markets; and

         - Restrictions on the transfer of funds between the United States and foreign jurisdictions.

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

OUR BUSINESS MAY BE SUBJECT TO SEASONAL TRENDS RESULTING IN FLUCTUATIONS IN OUR QUARTERLY RESULTS, WHICH COULD CAUSE UNCERTAINTY ABOUT OUR FUTURE PERFORMANCE AND HARM OUR RESULTS OF OPERATIONS.

         In the experience of our management, operating results in the high end fashion denim industry have been subject to seasonal trends when measured on a quarterly basis. These trends are dependent on numerous factors, including:

         -        the markets in which we operate;

         -        holiday seasons;

         -        consumer demand;

         -        climate;

         -        economic conditions; and

         -        numerous other factors beyond our control.

DIFFICULTY IN MANAGING ANTICIPATED GROWTH COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS AND OPERATING RESULTS.

         We anticipate growing our business in part through the acquisition of additional companies and/or license of additional brands depending upon a company's and/or a brand's sales revenues, name and brand recognition, and/or synergies with our existing brands. The acquisition and integration of these businesses and or brands will be complex and time and resource-consuming, and our management will have to dedicate substantial effort to it. These efforts could divert management's focus and resources from other strategic opportunities and from operational matters during the integration process, which could adversely impact our business and operating results.

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

INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR SHAREHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS.

         As of November 13, 2006, our Chief Executive Officer, Paul Guez, Chief Financial Officer, Patrick Chow and two members of our design team, Messrs. Naouri and Caugant, owned approximately 79.7% of the outstanding shares of our common stock. Paul and Elizabeth Guez, Mr. Guez's wife and our former Chief Operating Officer, alone owned approximately 72% of the outstanding shares of our common stock at November 13, 2006. Accordingly, our executive officers and key personnel have the ability to affect the outcome of, or exert considerable influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock.

OUR STOCK PRICE HAS BEEN VOLATILE.

         Our common stock is quoted on the NASDAQ Capital Market, and there can be substantial volatility in the market price of our common stock. The market price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including quarterly
variations  in  operating  results,   operating  results  which  vary  from  the
expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. In addition, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of our common stock.

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

OUR BOARD IS AUTHORIZED TO ISSUE PREFERRED STOCK, WHICH MAY MAKE IT DIFFICULT FOR ANY PARTY TO ACQUIRE US AND ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

         Under our articles of incorporation, our Board of Directors has the power to authorize the issuance of up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without further vote or action by the shareholders. Accordingly, our Board of Directors may issue preferred stock with terms that could have preference over and adversely affect the rights of holders of our common stock.

         The issuance of any preferred stock may:

         - make it difficult for any party to acquire us, even though an acquisition might be beneficial to our stockholders;

         -        delay, defer or prevent a change in control of our company;

         - discourage bids for the common stock at a premium over the market price of our common stock;

         - adversely affect the voting and other rights of the holders of our common stock; and

         - discourage acquisition proposals or tender offers for our shares.

         The provisions allowing the issuance of preferred stock could limit the price that investors might be willing to pay in the future for shares of our common stock.

ITEM 3.  CONTROLS AND PROCEDURES

         As of September 30, 2006, the end of the period covered by this Quarterly Report on Form 10-QSB, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006, our disclosure controls and procedures were effective.

         During the quarter ended September 30, 2006, there were no changes in the internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM 6.  EXHIBITS

See Exhibit Index.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BLUE HOLDINGS, INC.

Date: November 14, 2006             By:  /s/ Patrick Chow
                                         ---------------------------------------
                                         Patrick Chow
                                         Chief Financial Officer and Secretary

                                  EXHIBIT INDEX

Exhibit
Number   Description of Exhibit
-------  -----------------------------------------------------------------------
10.1 Amendment No. 1 to License Agreement dated October 5, 2005, dated July 14, 2006, between the Company and Yanuk Jeans, LLC.

10.2     Lease  dated  July  18,   2006,   between  the  Company  and   Emporium
         Development, L.L.C.

10.3 Lease Addendum dated July 18, 2006, between the Company and Emporium Development, L.L.C.

10.4 Assignment, Assumption and Amendment Agreement dated July 31, 2006, among Taverniti So Jeans, LLC, Caitac International, Inc. and Blue Concept, LLC.

10.5 Inventory Loan Facility Agreement dated July 25, 2005, between the Company and FTC Commercial Corp.

10.6 Inventory Loan Facility Agreement dated July 25, 2005, between Antik Denim, LLC and FTC Commercial Corp.

10.7 Inventory Loan Facility Agreement dated October 31, 2005, between Taverniti So Jeans, LLC and FTC Commercial Corp.

10.8 Amendment No. 1 to Inventory Loan Facility Agreement dated July 25, 2005, dated August 4, 2006 and Effective as of July 26, 2005, between the Company and FTC Commercial Corp.

10.9 Amendment No. 2 to Inventory Loan Facility Agreement dated July 25, 2005, dated August 4, 2006 and Effective as of October 31, 2005, between the Company and FTC Commercial Corp.

10.10 Amendment No. 3 to Inventory Loan Facility Agreement dated July 25, 2005, dated August 4, 2006 and Effective as of January 1, 2006, between the Company and FTC Commercial Corp.

10.11 Amendment No. 1 to Inventory Loan Facility Agreement dated July 25, 2005, dated August 4, 2006 and Effective as of July 26, 2005, between Antik Denim, LLC and FTC Commercial Corp.

10.12 Amendment No. 2 to Inventory Loan Facility Agreement dated July 25, 2005, dated August 4, 2006 and Effective as of October 31, 2005, between Antik Denim, LLC and FTC Commercial Corp.

10.13 Amendment No. 3 to Inventory Loan Facility Agreement dated July 25, 2005, dated August 4, 2006 and Effective as of January 1, 2006, between Antik Denim, LLC and FTC Commercial Corp.

10.14 Amendment No. 1 to Inventory Loan Facility Agreement dated October 31, 2005, dated August 4, 2006 and Effective as of January 1, 2006, between Taverniti So Jeans, LLC and FTC Commercial Corp.

10.15 Guaranty dated October 31, 2005, between Taverniti So Jeans, LLC and FTC Commercial Corp.

10.16 Guaranty dated October 31, 2005, between Taverniti So Jeans, LLC and FTC Commercial Corp.

10.17 Guaranty dated July 25, 2005 between Antik Denim, LLC and FTC Commercial Corp.

10.18 Indemnity Agreement for Factor and Supplier Guarantees, dated August 4, 2006 and Effective January 1, 2006, among the Company and FTC Commercial Corp.

10.19 Indemnity Agreement for Factor and Supplier Guarantees, dated August 4, 2006 and Effective January 1, 2006, among Antik Denim, LLC and FTC Commercial Corp.

10.20 Indemnity Agreement for Factor and Supplier Guarantees, dated August 4, 2006 and Effective January 1, 2006, among Taverniti So Jeans, LLC and FTC Commercial Corp.

10.21 Continuing Security Agreement dated June 25, 2005, between the Company and FTC Commercial Corp.

10.22 Continuing Security Agreement dated June 25, 2005, between Antik Denim, LLC and FTC Commercial Corp.

10.23 Continuing Security Agreement dated October 31, 2005, between Taverniti So Jeans, LLC and FTC Commercial Corp.

10.24 Amendment to Continuing Security Agreement dated June 25, 2005, dated August 4, 2006 and Effective October 31, 2005, between the Company and FTC Commercial Corp.

10.25 Amendment to Continuing Security Agreement dated June 25, 2005, dated August 4, 2006 and Effective October 31, 2005, between Antik Denim, LLC and FTC Commercial Corp.

10.26 Revolving Promissory Note dated August 7, 2006, between the Company and Paul Guez.

10.27.1 Joint Venture Agreement Term Sheet dated September 15, 2006, among the Company, Philippe Naouri and Alexandre Caugant.

10.27.2 Membership Acquisition Agreement dated September 20, 2006, between the Company and Life & Death, LLC.

10.27.3  Operating Agreement of Life & Death, LLC.

10.28 Assignment and Assumption of Lease effective as of August 1, 2005, among the Company, Blue Concept, LLC and Melrose Edinburgh, LLC.

10.29    Letter terminating Letter of Intent with Global Fashion Group, SA.

10.30    Letter terminating Agreement and Plan of Merger with Long Rap, Inc.

31.1 Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a) as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a) as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification  of  Principal  Executive  Officer  pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification  of  Principal  Financial  Officer  pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.