Form 10KSB
period 2006-12-31
BLUE HOLDINGS, INC.
filed 2007-04-02
CIK 1139683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-33297

BLUE HOLDINGS, INC.
(Name of Small Business Issuer in its Charter)

Nevada	88-0450923
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

5804 East Slauson Avenue
Commerce, California 90040
(Address of Principal Executive Offices and Zip Code)

(323) 725-5555
(Issuer’s Telephone Number)

Securities Registered Under Section 12(b) of the Exchange Act:

None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

The issuer’s revenues for the fiscal year ended December 31, 2006 were $48,996,375.

At March 26, 2007, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $8,739,700.

At March 26, 2007, the issuer had 26,057,200 shares of Common Stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission are incorporated by reference into Part III, Items 9, 10, 11, 12 and 14 of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

BLUE HOLDINGS, INC.
2006 FORM 10-KSB ANNUAL REPORT

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This 2006 Annual Report on Form 10-KSB, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance, statements of management’s goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to our failure to implement our business plan within the time period we originally planned to accomplish and other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation” and “Business.”

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

All references to “we,” “our,” “us” and the “Company” in this Annual Report on Form 10-KSB refer to Blue Holdings, Inc. and its subsidiaries.

ITEM 1.	Description of Business

Overview

We design, manufacture and market high-end fashion jeans, apparel and accessories under the principal brand names Antik Denim, Taverniti So Jeans, Yanuk and Faith Connexion. We are also party to a joint venture that operates the brand Life & Death, and are currently looking into integrating Life & Death as one of our brands. On occasion, we produce apparel under private labels. Our products include jeans, jackets, belts, purses and T-shirts. We sell premium denim products and accessories in high-end department stores and fashion boutiques that cater to fashion conscious consumers. Our products are currently sold in the United States, Canada, Japan and the European Union directly to department stores and boutiques, including Bloomingdales, Nordstrom, Macy’s, Saks and Fred Segal, and through distribution arrangements in a number of countries abroad.

We operate in the high-end fashion denim industry. Our current competitors are companies that market such brands as Joe’s Jeans, True Religion, Seven For All Mankind and Citizens of Humanity. Our goal is to build a broad and diversified portfolio of brands selling premium denim apparel and accessories across a range of retail price points through wholesale and retail distribution channels.

We also sell directly to consumers at retail prices, which are higher than wholesale prices, and we expect to increase gross margins and profitability as we gradually increase the number of our retail stores. We will also be able to test new brands and product concepts in a cost-effective way prior to full launch.

Corporate Background

Blue Holdings, Inc. was incorporated in the State of Nevada on February 9, 2000 under the name Marine Jet Technology Corp. From our inception through January 2005, we focused on developing and marketing boat propulsion technology. Between January and February 2005, we entered into separate transactions whereby, among other matters, Keating Reverse Merger Fund, LLC (“KRM Fund”), an existing shareholder of the Company, agreed to purchase a substantial majority of our outstanding common stock, and Intellijet Marine, Inc., a company formed by our former majority shareholder and principal executive officer and director, Jeff P. Jordan, acquired all of our boat propulsion technology assets and assumed all of our then existing liabilities.

Between February 4, 2005 and April 29, 2005, we existed as a public “shell” company with nominal assets.

On April 14, 2005, we entered into an Exchange Agreement (the “Antik Exchange Agreement”) with Antik Denim, LLC, a California limited liability company formed in September 2004 (“Antik”), the members of Antik (the “Antik Members”), and KRM Fund. The closing of the transactions contemplated by the Antik Exchange Agreement occurred on April 29, 2005. At the closing, we acquired all of the outstanding membership interests of Antik (the “Antik Interests”) from the Antik Members, and the Antik Members contributed all of their Antik Interests to us. In exchange, we issued to the Antik Members 843,027 shares of our Series A Convertible Preferred Stock, par value $0.001 per share (the “Preferred Shares”), which, as a result of the approval by a substantial majority of our outstanding shareholders entitled to vote and the approval by our Board of Directors, of amendments to our Articles of Incorporation that (i) changed our name to Blue Holdings, Inc., (ii) increased our authorized number of shares of common stock to 75,000,000, and (iii) adopted a 1-for-29 reverse stock split, on June 7, 2005 converted into 24,447,783 shares of our common stock on a post-reverse stock split basis.

At the closing, Antik became our wholly-owned subsidiary. The exchange transaction with Antik was accounted for as a reverse merger (recapitalization) with Antik deemed to be the accounting acquirer, and we were deemed to be the legal acquirer.

On October 31, 2005, we entered into an Exchange Agreement (the “Taverniti Exchange Agreement”) with Taverniti So Jeans, LLC, a California limited liability company formed in September 2004 (“Taverniti”), and the members of Taverniti (the “Taverniti Members”). Under the Taverniti Exchange Agreement, we acquired all of the outstanding membership interests of Taverniti (the “Taverniti Interests”) from the Taverniti Members, and the Taverniti Members contributed all of their Taverniti Interests to us. In exchange, we issued to the Taverniti Members, on a pro rata basis, an aggregate of 500,000 shares of our Common Stock, par value $0.001 per share, and paid to the Taverniti Members, on a pro rata basis, an aggregate of Seven Hundred Fifty Thousand Dollars ($750,000). At the closing of the exchange transaction, Taverniti became our wholly-owned subsidiary.

Significant Developments

On March 31, 2006, we entered into a Letter of Intent with Global Fashion Group, SA (“Global Fashion Group”) to form a new joint venture company which would have a license to produce, manufacture and distribute apparel and accessories for our three principal brands, Antik Denim, Taverniti So Jeans and Yanuk, throughout Europe and other territories. The initial term of the license was for two years, with automatic renewal for an additional three-year term if the joint venture achieved target net sales and was not in breach of the license. Under the terms of the Letter of Intent, the joint venture would pay to us a royalty of fifteen percent (15%) of all net sales of the licensed products and would pay guaranteed minimum royalties on an annual basis in the aggregate amount of $17.7 million through 2010 assuming the license to the joint venture was renewed. The Letter of Intent provided for an upfront initial license fee of $241,820. The joint venture would have a right of first refusal to license future brands developed by us and neither the joint venture nor Global Fashion Group would be permitted to engage in competitive activities with respect to the products licensed to the joint venture during the term of the license. On October 5, 2006, we agreed to terminate the Letter of Intent previously entered into with Global Fashion Group because we were unable to come to an agreement with Global Fashion Group on the final terms of the license to be held by the joint venture company contemplated under the Letter of Intent.

On June 19, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LR Acquisition Corporation, a District of Columbia corporation and our wholly-owned subsidiary (“LR Acquisition”), Long Rap, Inc., a District of Columbia corporation (“Long Rap”), the stockholders of Long Rap and Charles Rendelman, as the Long Rap stockholders’ representative, pursuant to which LR Acquisition would merge (the “Merger”) with and into Long Rap with Long Rap surviving the Merger as our wholly-owned subsidiary. Each holder of an outstanding share of the common stock of Long Rap would receive, as merger consideration, (1) an amount of cash equal to $16,000,000 divided by the outstanding shares of the common stock of Long Rap on a fully-diluted basis, and (2) that number of shares obtained by dividing (A) $16,000,000 divided by the closing price of a share of our common stock, as quoted on the NASDAQ Capital Market, over the ten trading days immediately preceding the effective time of the merger by (B) the number of shares of the common stock of Long Rap on a fully-diluted basis. On October 10, 2006, we mutually agreed with Long Rap to terminate the Merger Agreement. We determined, along with Long Rap, that it would not be in the best interests of our respective stockholders to proceed with the Merger.

On September 15, 2006, we entered into a Joint Venture Agreement Term Sheet with Philippe Naouri and Alexandre Caugant, the members of Life & Death, LLC (“L&D”), pursuant to which we acquired 50% of the membership interests of L&D. L&D owns the Life & Death trademark application and designs, develops, manufactures and distributes knit apparel under the brand Life & Death. We share 50% in the profits and losses of L&D based on our membership interest in L&D. Alexandre Caugant and Philippe Naouri are the principal designers of Life & Death and are also our employees.

On December 4, 2006, Antik entered into a binding Licensing Term Sheet with North Star International, Inc. (“North Star”), pursuant to which the parties agreed to enter into a Licensing Agreement whereby North Star, or its designee, will obtain a license to distribute Antik’s knit apparel and hats in all categories for men and women bearing the Antik Denim trademark in the United States and internationally. The license will have a term of 66 months commencing on October 1, 2006, and will be subject to five renewal options for one-year terms. Pursuant to the terms of the Licensing Term Sheet, upon execution of the Licensing Term Sheet North Star paid Antik a fee of $180,000 as an advance against royalties. North Star will also pay Antik royalties of 4.5% of net sales up to $4 million, and 10% of net sales thereafter, during the first 18 months of the term, and 10% of all net sales thereafter. North Star has also guaranteed certain minimum net sales during the term of the license. For each renewal term, the minimum net sales guaranty will increase by 10% over the previous year’s minimum net sales guaranty. The Licensing Term Sheet also provides that disputes involving the license shall be settled by binding arbitration.

On January 12, 2007, we entered into a three-year license agreement with Faith Connexion S.A.R.L., a company formed under the laws of France (“Faith”). Pursuant to the License Agreement, Faith granted us an exclusive right and license to use the Faith Connexion trademark for the manufacture, marketing, promotion, sale, distribution and other exploitation of men’s and women’s hoodies, t-shirts, sweatshirts, sweatpants and hats in North America, South America, Japan and Korea. Compensation for use of the Faith Connexion trademark will consist of a royalty of 9% of our net sales arising from products bearing the Faith Connexion trademark in the first two years, and 9.5% of net sales in year three. The License Agreement has a term of three years as follows: the first year is comprised of 18 months, year two is comprised of the next six months, and year three is comprised of the following 12 months. We have agreed to guarantee payment of royalties on identified minimum net sales amounts ranging from $3.5 to $10 million over each of the three years (equal to minimum royalties of $450,000, $315,000, and $950,000, in each of years one (first eighteen months), two (next 6 months) and three (next twelve months), respectively, and to spend at least 3% of actual net sales amounts on marketing and advertising the Faith Connexion trademarked products in the territory.

In March 2007, the United States Internal Revenue Service initiated an examination of our Federal income tax return for the year ended December 31, 2005. Due to very initial stage of audit, we cannot currently anticipate any potential adjustments that may need to be reflected in the consolidated financial statements included in this Annual Report on Form 10-KSB.

In March 2007, we appointed Scott J. Drake as our President of Sales and Chief Operating Officer. Mr. Drake has over 25 years of experience in the apparel business.

Business Strategy

We strive to build on our position in the principal markets in which we compete by focusing on the following three core elements of our business strategy.

Product Strategy

Our overall product strategy is to offer multiple brands of apparel in the premium and better denim segments. As a result of license agreements with Yanuk Jeans, LLC, a company owned by Paul Guez, and Faith, and the acquisition of Antik and Taverniti So Jeans LLC, we currently market our products under the Antik Denim, Taverniti So Jeans, Yanuk, Faith Connexion and U brands and plan to continue to further expand our brand portfolio by acquisition and/or license of existing apparel companies and/or brands, as applicable, in the premium or better segments of the industry, or the creation of new brands by our internal design team. Although no definitive arrangement or plan is currently in place, we expect our management to periodically review potential acquisition and licensing opportunities to expand our product line and brands in these targeted market segments. In connection with this strategy we are looking into integrating Life & Death as one of our brands. Our goal is to employ a multi-brand strategy to reduce risks associated with the natural life cycle of a single brand and to appeal to a broader customer base with different looks from different brands. We believe the increase in demand for premium denim products over the last couple of years and relatively high retail price points for premium jeans, ranging from approximately $150 to $400, offers us a significant opportunity to increase our revenues and improve our profitability.

We also intend to license our proprietary owned and licensed trademarks with respect to products that we believe are not in our core line of business. While there is no existing plan with respect to the types of products to which we intend to license our proprietary trademarks, on September 8, 2005, Antik entered into a license agreement with Titan Industries, Inc. that provides Titan with an exclusive right to use the Antik Denim trademark for the sale of men’s and women’s footwear in the United States and its possessions and territories, Canada and Mexico, and a right of first refusal for similar use of the trademark in Europe and South America. In addition, on December 4, 2006 Antik entered into a binding Licensing Term Sheet with North Star International, Inc. pursuant to which the parties agreed to enter into a Licensing Agreement that provides North Star, or its designee, with a license to distribute Antik’s knit apparel and hats in all categories for men and women bearing with an exclusive right to use Antik Denim trademark for the sale of men’s and women’s knitwear and hats in the United States and its possessions and territories, Canada and Mexico.

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

Operating Strategy

Our operating strategy is to continue to build on our strengths in brand development, marketing, distribution and product sourcing capabilities to become the leading company in the high fashion denim apparel industry. Our goal is to leverage the expertise and relationships gained by our executive management and product design teams’ prior experience in creating and developing premium denim apparel brands, product sourcing and manufacturing in the U.S., Mexico and Asia, and distributing to high-end retail channels both domestically and internationally.

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

Growth Strategy

Our goal is to build a broad and diversified portfolio of brands and become a leading seller of premium denim products and accessories across a range of retail price points through our wholesale and retail distribution channels by focusing on the following key elements of our growth strategy:

Add Brands and Product Lines. We currently offer four highly differentiated, designer-driven brands. We will continue to use our extensive experience in the apparel industry to identify and evaluate strategic opportunities to acquire other businesses and to develop, license or acquire new brands. We seek to acquire or license additional businesses and brands that will contribute to our growth through additional sales revenue, name and brand recognition, and synergies with our existing brands. Our goal is to build a portfolio of lifestyle brands in the premium and better segments of the denim and apparel industry. In line with this strategy, in 2006, we entered into a joint venture with L&D and in early 2007, we entered into a licensing agreement with Faith to develop and distribute merchandise under the Faith Connexion brand. We are currently looking into integrating Life & Death as one of our brands.

Expand Retail Business. In order to take full advantage of our retail management team and infrastructure, and fully leverage our ability to increase gross margins through sale of our own products in our retail stores, we plan to grow our retail business by adding new stores in attractive markets and new locations in existing markets.

Expand Wholesale Distribution. We currently sell our products directly to major high-end department stores and boutiques in the United States, Canada, Japan and the European Union, and through distribution arrangements in a number of countries abroad. We plan to expand our wholesale distribution in several ways. Domestically, we plan to add retailers of high-end denim products that do not already sell our products. We will promote the sale of all of our brands to retailers that currently sell only one or two of our brands. We plan to expand the floor space and diversify the product lines of retailers who currently sell our products. Internationally, we will negotiate distribution agreements for territories where we do not already have a strong presence.

Continue to Diversify Product Lines. We have diversified our product lines, both by increasing the price point range for our denim products and adding complementary non-denim products. We also recently added a children’s line to our men’s and women’s product lines. We will continue to sensibly diversify our product lines, particularly with new denim products and by expanding the selection of tops that we offer. We will also continue to evaluate licensing arrangements with quality manufacturers for ancillary products that we wish to add.

Our Products and Brands

We offer multiple brands of apparel in the premium and better denim segments. As a result of a license agreement with Yanuk Jeans, LLC, the acquisitions of Antik and Taverniti and our licensing agreement with Faith, we currently market our products under the Antik Denim, Taverniti So Jeans, Faith Connexion and Yanuk brands. We also plan to generate revenue from the sale of Life & Death branded products due to our joint venture with L&D and are currently looking into integrating Life & Death as one of our brands. Our products are sold in the United States and abroad to upscale retailers and boutiques. We currently sell men’s and women’s styles and have launched a children’s line for both Antik Denim and Taverniti So Jeans. In addition, Antik is a party to a license agreement with Titan Industries, Inc. that provides Titan with an exclusive right to use the Antik Denim brand for the sale of men’s and women’s footwear in the United States, Canada and Mexico, and a right of first refusal for similar use of the brand in Europe and South America. The footwear line was launched in July 2006.

Our products are made from high quality fabrics milled in the United States, Japan, Italy and Spain and are processed with cutting-edge treatments and finishes. Our concepts and designs, including Antik Denim’s distinct vintage western flair, and our extraordinary fit, embellishments, patent pending pockets, unique finishes, hand stitching, embroidery detail and other attention to detail and quality give our products a competitive advantage in the high-end fashion denim and accessories market.

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

With the license of the U brand from Yanuk Jeans LLC, we plan to design, develop, market and distribute jeans and accessories under the U brand at price points different from those of Antik Denim, Yanuk and Taverniti So Jeans.

On December 4, 2006, Antik entered into a binding Licensing Term Sheet with North Star International, Inc., pursuant to which the parties agreed to enter into a Licensing Agreement whereby North Star, or its designee, will obtain a license to distribute Antik’s knit apparel and hats in all categories for men and women bearing the Antik Denim trademark in the United States and internationally.

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

We intend to operate certain flagship stores domestically and to license overseas operators to open retail stores that focus on high end fashion denim generally, and the Antik Denim, Yanuk, U and Taverniti So Jeans brands, in particular. We also intend to explore a broader retail strategy focusing on the launch and operation of stores retailing our various brands. While there is no existing plan with respect to the roll-out of such stores, our first retail store was opened on August 27, 2005 on Melrose Avenue in Los Angeles and our second retail store was opened in September 2006 on Market Street in San Francisco.

Manufacturing and Sourcing

We purchase our fabric, thread and other raw materials from various industry suppliers within the United States and abroad. We do not currently have any long-term agreements in place for the supply of our fabric, thread or other raw materials. The fabric, thread and other raw materials used by us are available from a large number of suppliers worldwide. During the fiscal year ended December 31, 2006, only one supplier accounted for more than 10% of our raw material purchases. Purchases from that supplier were 10.3%. We have the ability to replace our suppliers of raw materials as needed without significantly affecting our business or operations.

We presently outsource all of our manufacturing needs to contract vendors using just in time ordering. We use several contract vendors for our manufacturing needs. We are increasing the use of contract manufacturers in Mexico and the Far East. We have been in discussions with one of our lead manufacturers to deliver us full package products which we believe will reduce various costs we incur in connection with assembling our products. We maintain rigorous quality control systems for both raw and finished goods. We will continue to outsource the majority of our production capacity to maintain low fixed expenses. We will add contract manufacturers as required to meet our needs. During the fiscal year ended December 31, 2006, two sub-contractors accounted for 22.5% and 16.4% of our manufacturing. One of these sub-contractors, which principally provided manufacturing services to Taverniti, is Azteca Production International Inc., a company co-owned by Paul Guez, our Chairman, Chief Executive Officer and President.

We believe we can realize significant cost savings in product manufacturing because of our strong relationships with our contract manufacturers established by our management team through their prior experience in the apparel industry and because of the changes we intend to implement in connection with the delivery of full package products by our manufacturers. In addition, the increase in production volume as a result of our multi-brand strategy will give us economies of scale to achieve further cost savings.

Competition

Our current competitors are companies that sell premium denim and apparel brands such as Levi Strauss, Calvin Klein, Joe’s Jeans, True Religion Apparel, Seven For All Mankind and Citizens of Humanity. Many of these competitors have greater financial resources, operating capacity, name recognition and market penetration. Sales of our products are affected by style, price, quality, brand reputation and general fashion trends.

We believe our portfolio of premium denim brands and broad international distribution relationships with high-end retailers position us for sustained growth and profitability. We intend to capitalize on the following competitive strengths to achieve these goals:

Innovative Concepts and Designs. Our products embody innovative concepts and designs with extraordinary fit and are made with high quality fabrics and finishes, treatments and embellishments, including our patent pending pockets, hand stitching and embroidery detail. Our competitive edge lies in our ability to sell quality products at competitive price points.

Recognized Design Teams. Each of our brands has an independent, highly talented design team developing distinct, trend setting looks. Philippe Naouri and Alexandre Caugant head the design team for Antik Denim. Philippe Naouri and Alexandre Caugant are also members of L&D and design Life & Death branded merchandize in connection with our joint venture with L&D. Both have significant experience in the denim industry in designing and selling vintage and vintage-inspired products. Jimmy Taverniti, a highly regarded Italian couture designer, heads the design team for Taverniti So Jeans and has over 25 years experience in the denim industry. Benjamin Taverniti, Jimmy Taverniti’s son, heads the design team for Yanuk and has spent most of his life in denim design working with his father and on his own. Faith Connexion is designed in Europe, and is a full line of edge forward contemporary sportswear.

Multi-brand Strategy. Unlike our single-brand competitors, we own or have exclusive licenses to four principal brands, each one overseen by an independent design team. Antik Denim is based on vintage western styling with an urban flavor and incorporates a very unique and distinctive back pocket. Yanuk is a contemporary denim player with focus on fit and a clean, non-distressed look. Taverniti So Jeans, designed by Jimmy Taverniti, an Italian couture designer, is focused on soft fits and unique styling. Faith Connexion is a full line of premium junior sportswear. Maintaining multiple brands mitigates the risk associated with a downturn in sales from any one brand at any given time, which is particularly significant due to the cyclical and seasonal nature of sales and product performance in the fashion industry. We are currently looking into integrating Life & Death as one of our brands. Life & Death is a premium knit-wear collection also designed by Philippe Naouri and Alexandre Caugant.

Diversification of Product Lines. We manufacture extensive lines of premium denim products and accessories for women, men and children consistent with our brands across a range of retail price points. Our denim bottoms range in price at retail from $100 to $400. Non-denim products account for approximately 25% of our total sales, which we believe gives us the ability to transition from premium denim to luxury lifestyle brands. We recently introduced children’s lines of our Antik Denim and Taverniti So Jeans brands, which have been well received by retailers and consumers. In July 2006, our licensee launched a footwear line for the Antik Denim brand.

Broad Distribution Network. We sell our products to high-end retailers and distributors in the United States and abroad. Our key domestic retailers include department stores such as Barney’s, Bloomingdale’s, Macy’s, Neiman Marcus, Nordstrom and Saks, and boutiques such as Fred Segal. Our products have been distributed domestically in more than 1,000 boutiques. Internationally, our lines are offered in 32 countries on six continents. International sales accounted for approximately 23% of sales in 2006.

Retail Strategy. By selling directly to consumers at retail prices, which are higher than wholesale prices, we expect to increase gross margins and profitability as we gradually increase the number of our retail stores. We will also be able to test new brands and product concepts in a cost-effective way prior to full launch.

Experienced Management Team. Our senior management team has significant experience in developing and marketing multiple premium denim products and brands, which we believe demonstrates a capability to implement our product strategy. Over the last thirty years, Mr. Guez, our Chairman, Chief Executive Officer and President, has engaged in the design, marketing, manufacturing and wholesale distribution of premium fashion and denim collections, including Sasson Jeans and more recently, a growing stable of contemporary brands, such as Duarte Jeans, Elvis, Memphis Blues and Grail Jeans. Our principal designers, Philippe Naouri, Alex Caugant, Jimmy Taverniti and Benjamin Taverniti have previously assisted world-renowned casual apparel companies such as Chevignon, Diesel, GOA, and Replay in the design and development of successful brands and products. Larry J. Jacobs, our Chief Financial Officer, has 30 years of financial, accounting and operational experience in the apparel business. Scott J. Drake, our President of Sales and Chief Operating Officer, has over 25 years of experience in the apparel business.

Trademarks and Other Intellectual Property

Antik is the holder of trademark applications for the Antique Denim and Antik Denim marks in the United States and various other foreign jurisdictions. Antik also owns several proprietary concepts and designs, including pending trademark and patent applications on its pocket designs. Yanuk Jeans, LLC, from whom we hold exclusive licenses to exploit products based on the Yanuk and U brands, is the holder of several United States and foreign trademarks.

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

During 2006, we acquired a 50% ownership interest in L&D, a full knit wear collection venture which is in the development stage. L&D holds a trademark application for the Life & Death mark in the United States. Recently, we entered into a licensing agreement with Faith, a French company, specialized in premium junior sportswear. Faith holds trademark applications for the Faith Connexion mark in the United States and holds registrations for the mark abroad.

We have made and will continue to make efforts to minimize domestic and international counterfeiting of Antik Denim’s stylized pocket design and infringement of our other intellectual property rights, including through litigation if necessary.

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

Faith Connexion. Faith Connexion is designed in Europe, and is a full line of edge forward contemporary sportswear.

Mr. Guez participates in design efforts and provides significant input with respect to the development of new lines and brands. We do not have in place any formal design and development plan at this time. We are, however, looking into integrating Life & Death as one of our brands.  The designers of Life & Death are also Philippe Naouri and Alexandre Caugant. Life & Death is casual life style knit wear line, with Gothic and Latin favor. Since our inception in 2004, we have allocated significant resources to our design and development activities. In the fiscal year ended December 31, 2006, our design and development expenses were approximately $2.3 million.

Employees

As of March 26, 2007, we had 124 employees, not including our two executive officers, Paul Guez, our Chairman, Chief Executive Officer and President, and Larry Jacobs, our Chief Financial Officer and Secretary. Mr. Guez leads our product development, marketing and sales, and Mr. Jacobs oversees all financial aspects of our business. Our employees are not unionized. Except for agreements with Messrs. Naouri and Caugant, who comprise the design team for our Antik Denim brand, no employees, including our executive officers, are subject to existing employment agreements with us.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). Copies of this Annual Report on Form 10-KSB and each of our other periodic and current reports, and amendments to all such reports, that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website (www.blueholdings.com) as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-KSB and should not be considered part of this Annual Report on Form 10-KSB.

In addition, you may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Our SEC filings are also available to the public at the SEC’s web site at http://www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

On August 27, 2005, we opened a retail store in Los Angeles, California and assumed all the obligations of a 10-year property lease, which was previously signed by Blue Concept, LLC in April, 2005. We are paying $21,840 per month for the lease of the shop space. More recently, On July 18, 2006, we entered into lease agreements with Emporium Development, L.L.C. (“Emporium”) to lease approximately 3,272 square feet of space located at 865 Market Street, San Francisco, California 94103. The term of the lease became effective as of July 5, 2006, and will continue for a term expiring on January 31, 2017. We will pay annual rent to Emporium ranging from $261,760 at the commencement of the term to $326,902 at the end of the term. We will also pay, as percentage rental, six percent (6%) of gross sales made in and from the premises in excess of annual breakpoints ranging from $4,362,667 at the commencement of the term to $5,448,373 at the end of the term.

We believe that the facilities utilized by us are well maintained, in good operating condition and adequate to meet our current and foreseeable needs.

ITEM 3.	Legal Proceedings

Except as described below, we are not involved in any legal proceedings that require disclosure in this report.

In August and September, 2005, the Company filed complaints against a number of companies that we believe encroached on our highly identifiable, stylized “Antik” pocket design. The complaints were filed in the United States District Court in Los Angeles, California. The unique design in question is copyrighted, and is the subject of pending trademark and design patent registration claims. The complaints alleged, among other matters, that the companies were violating federal and state trademark, copyright, unfair trade practices and unfair competition statutes and laws, and sought damages and injunctive relief against all parties. During the year ended December 31, 2006, we entered into settlements and received approximately $634,500 in final settlements.

On November 29, 2006, Antik Batik, S.A.R.L. filed an opposition proceeding with the United States Trademark Trial and Appeal Board (Opposition No. 911742226) against Antik, alleging that if the U.S. Patent and Trademark Office issues a federal trademark registration for the mark ANTIK DENIM as applied for by Antik, opposer’s rights in its previously registered mark ANTIK BATIK will be harmed. The action seeks no monetary relief, but only an order instruction the U.S. Patent and Trademark Office to refuse to register Antik’s ANTIK DENIM mark. We vigorously dispute opposer’s contentions. Discovery has not yet commenced, and at this time we cannot express an opinion as to the likely outcome of the opposition proceeding.

On July 17, 2006, Taverniti Holdings, LLC (THL), an independent entity not owned or controlled by us, and Jimmy Taverniti, an individual, filed an action in the United States District Court for the Central District of California (Case No. CV06-4522 DDP) against Henri Levy alleging that defendant has infringed THL’s mark J. TAVERNITI and further infringed Mr. Taverniti’s commercial publicity rights, by defendant’s adoption and use of the mark TAVERNITY. We have been informed that in a counter-claim against THL, defendant has also named our company and Taverniti as purported counter defendants. As it relates to Taverniti and our company, the counter claim seeks only a declaration of rights, to the effect that Taverniti and our company have conspired with THL to defeat defendant’s alleged rights in his TAVERNITY mark, and a further declaration that as a result of such alleged misconduct, neither Taverniti nor our company have any enforceable rights in the TAVERNITI SO JEANS mark. It does not seek any monetary relief against either Taverniti or our company.

We have taken the position that neither Taverniti nor our company can properly be added as new parties to this lawsuit by naming us as counter defendants, and that we can only be named as third party defendants. The defendant has not, as yet, served either Taverniti or us with the counter claim, and so we are not yet formally parties to the case. At such time, if ever, that the defendant takes the necessary action to formally serve us with the counter claim, we intend to deny all the material charging allegations of the defendant’s claim for declaratory relief and to vigorously defend against his claims. At this time, we are unable to express an opinion whether it is likely that the defendant will take such actions, or whether, if he does, it is likely or unlikely that he will be able to prevail against us on his claim for declaratory relief.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders in the quarter ended December 31, 2006.

PART II

ITEM 5.	Market for Common Equity and Related Stockholder Matters

Common Stock

Our common stock is quoted on the NASDAQ Capital Market under the symbol “BLUE.” The following table sets forth, for the periods indicated, the high and low closing sales prices for the common stock for each quarter within the last two fiscal years as reported by the NASDAQ Stock Market. The information has been adjusted to reflect a 1-for-29 reverse stock split of our common stock which took effect on June 7, 2005.

	High	Low
Year Ended December 31, 2005
First Quarter	$17.11	$1.16
Second Quarter	$25.52	$4.64
Third Quarter	$10.10	$6.98
Fourth Quarter	$8.85	$4.75

Year Ended December 31, 2006
First Quarter	$6.21	$4.90
Second Quarter	$6.70	$4.92
Third Quarter	$5.45	$4.33
Fourth Quarter	$4.46	$1.50

On March 26, 2007, the closing sales price of our common stock as reported on the NASDAQ Stock Market was $1.60 per share.

Holders of Common Stock

As of March 26, 2007, there were 90 record holders of our common stock, with 26,057,200 shares outstanding. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	335,500	$5.75	2,164,500
Equity compensation plans not approved by security holders	--	--	--
Total	335,500	$5.75	2,164,500

(1) Plan represents the 2005 Incentive Stock Option Plan.

ITEM 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read together with the Consolidated Financial Statements of Blue Holdings, Inc. and the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-KSB. This discussion summarizes the significant factors affecting our operating results, financial conditions and liquidity and cash-flow for the fiscal years ended December 31, 2005 and 2006. This discussion contains forward looking statements that involve risks and uncertainties and are based on judgments concerning various factors that are beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-KSB, particularly under the caption “Cautionary Note Regarding Forward Looking Statements” and in Item 1. Business under the caption “Risk Factors.”

Overview

Blue Holdings, Inc. designs, develops, markets and distributes high end fashion jeans, apparel and accessories under the brand name names Antik Denim, Yanuk, U, Faith Connexion and Taverniti So Jeans. We plan to also design, develop, market and distribute jeans and accessories under other brands that we may license or acquire from time to time. We are currently looking into integrating Life & Death as one of our brands. Our products currently include jeans, jackets, belts, purses and T-shirts. We currently sell our products in the United States, Canada, Japan and the European Union directly to department stores and boutiques and through distribution arrangements in certain foreign jurisdictions. We are headquartered in Commerce, California and maintain two showrooms in New York and Los Angeles. We opened a retail store in Los Angeles during August 2005 and another in San Francisco in September 2006.

Blue Holdings, Inc. was incorporated in the State of Nevada on February 9, 2000 under the name Marine Jet Technology Corp. Since our inception and through January 2005, we focused on developing and marketing boat propulsion technology. Between January and February 2005, we entered into separate transactions whereby, among other matters, Keating Reverse Merger Fund, L.L.C. (“KRM Fund”), an existing shareholder of the Company, agreed to purchase a substantial majority of our outstanding common stock, and Intellijet Marine, Inc., a company formed by our former majority shareholder and principal executive officer and director, Jeff P. Jordan, acquired all of our boat propulsion technology assets and assumed all of our then existing liabilities.

Between February 4, 2005 and April 29, 2005, we existed as a public “shell” company with nominal assets.

On April 14, 2005, we entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which Antik Denim, LLC, a California limited liability company (“Antik”), became our wholly-owned subsidiary and the members of Antik (the “Antik Members”) became our majority shareholders. The closing of the transactions contemplated by the Exchange Agreement occurred on April 29, 2005. The exchange transaction was accounted for as a reverse merger (recapitalization) with Antik deemed to be the accounting acquirer, and us deemed to be the legal acquirer.

On July 5, 2005, we entered into a license agreement with Yanuk Jeans LLC, a company owned by Paul Guez, to sell products under the “Yanuk” label. This agreement became effective from July 1, 2005 and will expire on June 30, 2015. On October 6, 2005, we also entered into a five-year license agreement with Yanuk Jeans LLC, effective October 5, 2005. Under the terms of the agreement, we became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of Yanuk Jeans LLC’s U brand products to the wholesale and retail trade.

On October 31, 2005, we entered into an exchange agreement with Taverniti So Jeans, LLC, a California limited liability company (“Taverniti”), and the members of Taverniti (the “Taverniti Members”) pursuant to which Taverniti became our wholly-owned subsidiary.

Significant Developments

During fiscal 2006 we entered into the following significant transactions:

•
On March 31, 2006, we entered into a Letter of Intent with Global Fashion Group, SA (“Global Fashion Group”) to form a new joint venture company which would have a license to produce, manufacture and distribute apparel and accessories for our three principal brands, Antik Denim, Taverniti So Jeans and Yanuk, throughout Europe and other territories. The initial term of the license was for two years, with automatic renewal for an additional three-year term if the joint venture achieved target net sales and was not in breach of the license. Under the terms of the Letter of Intent, the joint venture would pay to us a royalty of fifteen percent (15%) of all net sales of the licensed products and would pay guaranteed minimum royalties on an annual basis in the aggregate amount of €13.4 million through 2010 assuming the license to the joint venture is renewed. The Letter of Intent provided for an upfront initial license fee of €200,000. The joint venture would have a right of first refusal to license future brands developed by us and neither the joint venture nor Global Fashion Group would be permitted to engage in competitive activities with respect to the products licensed to the joint venture during the term of the license. On October 5, 2006, we agreed to terminate the Letter of Intent previously entered into with Global Fashion Group because we were unable to come to an agreement with Global Fashion Group on the final terms of the license to be held by the joint venture company contemplated under the Letter of Intent.

•
On June 19, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LR Acquisition Corporation, a District of Columbia corporation and our wholly-owned subsidiary (“LR Acquisition”), Long Rap, Inc., a District of Columbia corporation (“Long Rap”), the stockholders of Long Rap and Charles Rendelman, as the Long Rap stockholders’ representative, pursuant to which LR Acquisition would merge (the “Merger”) with and into Long Rap with Long Rap surviving the Merger as our wholly-owned subsidiary. Each holder of an outstanding share of the common stock of Long Rap would receive, as merger consideration, (1) an amount of cash equal to $16,000,000 divided by the outstanding shares of the common stock of Long Rap on a fully-diluted basis, and (2) that number of shares obtained by dividing (A) $16,000,000 divided by the closing price of a share of our common stock, as quoted on the NASDAQ Capital Market, over the ten trading days immediately preceding the effective time of the merger by (B) the number of shares of the common stock of Long Rap on a fully-diluted basis. On October 10, 2006, we mutually agreed with Long Rap to terminate the Merger Agreement. We determined, along with Long Rap, that it would not be in the best interests of our respective stockholders to proceed with the Merger.

•
On September 15, 2006, we entered into a Joint Venture Agreement Term Sheet with Philippe Naouri and Alexandre Caugant, the members of Life & Death, LLC, pursuant to which we acquired 50% of the membership interests of L&D. L&D owns the Life & Death trademark application and designs, develops, manufactures and distributes knit apparel under the brand Life & Death. We share 50% in the profits and losses of L&D based on our membership interest in L&D. Alexandre Caugant and Philippe Naouri are the principal designers of Life & Death.

•
On December 4, 2006, Antik entered into a binding Licensing Term Sheet with North Star International, Inc., pursuant to which the parties agree to enter into a Licensing Agreement whereby North Star, or its designee, will obtain a license to distribute Antik’s knit apparel and hats in all categories for men and women bearing the Antik Denim trademark in the United States and internationally. The license will have a term of 66 months commencing on October 1, 2006, and will be subject to five renewal options for one-year terms. Pursuant to the terms of the Licensing Term Sheet, upon execution of the Licensing Term Sheet North Star paid Antik a fee of $180,000 as an advance against royalties. North Star will also pay Antik royalties of 4.5% of net sales up to $4 million, and 10% of net sales thereafter, during the first 18 months of the term, and 10% of all net sales thereafter. North Star has also guaranteed certain minimum net sales during the term of the license. For each renewal term, the minimum net sales guaranty will increase by 10% over the previous year’s minimum net sales guaranty. The Licensing Term Sheet also provides that disputes involving the license shall be settled by binding arbitration.

Accounts Receivable - Allowance for Returns, Discounts and Bad Debts:

We evaluate our ability to collect accounts receivable and the circumstances surrounding chargebacks (disputes from the customer) based upon a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (such as in the case of bankruptcy filings or substantial downgrading by credit sources), a specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize reserves for bad debts and uncollectible chargebacks based on our historical collection experience. If our collection experience deteriorates (for example, due to an unexpected material adverse change in a major customer’s ability to meet its financial obligations to the Company), the estimates of the recoverability of amounts due could be reduced by a material amount.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (“FIFO”) method.

Income Taxes:

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” Under SFAS No. 109, income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in our financial statements or tax returns. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Recent Accounting Pronouncements and Developments

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe the impact that the adoption of FIN 48 will have a material effect on its results of operations, financial position, and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. We do not believe the adoption of SFAS No. 157 will have a material, if any, effect on our results of operations, financial position, or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount, that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We adopted the bulletin during 2006. The adoption did not have a material effect on our consolidated results of operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which will require the Company to recognize the funded status of defined benefit plans in its statement of financial position. This statement will be effective as of the Company’s year ending August 31, 2007. We have no defined benefit plan and believe this SFAS will have no effect on us.

Results of Operations

The acquisition of Antik Denim, LLC (“Antik”) is accounted for as a reverse merger (recapitalization) in the accompanying financial statements with Antik deemed to be the accounting acquirer, and Blue Holdings deemed to be the legal acquirer. The exchange transaction with Taverniti So Jeans LLC is accounted for as a combination of entities under common control, and its 2004 and 2005 results are combined with those of Antik and Blue Holdings, Inc., respectively. Accordingly, our results of operations before the completion of these transactions, including our operating results before April 29, 2005 (when we completed the acquisition of Antik), reflect the operations of Antik and Taverniti.

Year ended December 31, 2006 compared to Year ended December 31, 2005

Net sales increased from $36.4 million for the year ended December 31, 2005 to $48.9 million for the year ended December 31, 2006. The increase in sales was primarily due to a strong demand for our brands in the United States and abroad. Our international sales increased from 17.2% in 2005 to 23% in 2006, of the net sales. Out of the net sales of $48.9 million, Antik accounted for 50% of the total, Taverniti 37.4% and Yanuk 12.6%. The increase was less than expected due to the cancellation of orders caused by production delays of a major supplier in the third quarter. These delays temporarily caused major retail partners to hold back sales orders and the failure of a major European distributor to fulfill its projections and caused a reduction in our previously anticipated sales increase.

Cost of goods sold increased from 50.6% of sales to 73.3% from 2005 to 2006. The increase was due to substantial inventory markdowns and allowances recorded in the 2006 and the sale of some items of inventory at lower prices (i.e., at off price).

As a percentage of net sales, gross profit decreased from 49.4% of sales to 26.7% from 2005 to 2006. The substantial reduction in gross profit is largely attributable to an inventory adjustment the company made in the fourth quarter. During the fourth quarter of 2006, our management performed a review of our inventory and determined that certain raw material and finished goods inventory needed to be adjusted to net realizable value due to changes in the market and in our design and merchandizing directions. As such, we marked down finished goods by $2.3 million, fabric by $1.7 million and other inventory items by $1.4 million, resulting in total inventory adjustments of $5.4 million. In the first quarter of 2007, we plan to dispose of a substantial portion of inventory at off price but in excess of its closing value.

Selling, distribution and administrative expenses for the twelve months ended December 31, 2006 totaled $16.8 million compared with $10.5 million during the same period last year. The increase was caused by the expansion of overhead at the beginning of the year in anticipation of higher revenue and higher sales projections and resources and expenses committed to the terminated transaction with Long Rap, Inc. During the year ended December 31, 2006, the principal components of selling, distribution and administrative expenses were payroll ($6.9 million), royalties ($1.3 million), legal and professional ($0.8 million) and advertising ($0.6 million).

Income (loss) before other expenses was $(4 million) as compare with $7.5 million during the years ended December 31, 2006 and 2005, respectively. The primary reasons were due to lower gross profit during 2006 caused by inventory adjustments and markdowns, sale of some items of inventory at off price, an accounts receivable reserve of $0.5 million, and higher overhead costs incurred in anticipation of higher revenues during 2006.

Income (loss) before provision for income taxes was $(5.4 million) for the year ended December 31, 2006, as compared with $6.8 million for the same period last year.

During the year, we spent $0.9 million on interest expenses as compare with $0.1 million in the same period last year. Also, during the year ended December 31, 2006, we spent $0.4 million on the acquisition of Long Rap, Inc. (a deal that did not materialize) and also recorded a loss of $0.2 million in our joint venture investment with L&D.

As of December 31, 2006 and 2005, the provision (benefit) for income taxes were $(0.7) million and $1.7 million, respectively. The provision for income tax includes a valuation allowance of $1.4 million of deferred tax assets previously recorded.

Net income (loss) for the year ended December 31, 2006 was $(4.8 million) or 9.7% of net sales compared to $5.1 million or 14.1% of net sales during the same period last year. During the year ended December 31, 2006, basic and diluted earnings (loss) per share were $(0.18), compared to $0.20 per share in the same period of the last year.

Liquidity and Capital Resources

We believe we currently have adequate resources to fund our anticipated cash needs through December 31, 2007 and beyond. However, an adverse business development could require us to raise additional financing sooner than anticipated.

For the year ended December 31, 2006, net cash used in operating activities was $5.7 million. The deficit was primarily due to an increase of $0.7 million in due from factor, $2.1 million in income tax receivable and other current assets and $3.4 million in accounts receivables and was offset by an increase in due to customers of $0.6 million and an increase in other current liabilities of $0.9 million. Net cash provided by financing activities was $7.2 million that included $5.4 million from short-term borrowings and $1.8 million advanced from our majority shareholder. We utilized $1.6 million in investing activities which primarily consisted of $1.2 for leasehold improvements at our new store in San Francisco.

For the year ended December 31, 2005, net cash used in operating activities was $4.2 million. The deficit was primarily due to an increase of $7.8 million in inventory, $0.3 million in due from factor and $4.2 million in accounts receivables. Net cash provided by financing activities was $5.3 million consisting of short-term borrowings of $4.6 million, and $0.7 million in cash contribution by shareholders. The Company utilized $0.95 million in investing activities which consisted of the purchase of equipment for $0.2 million and a deemed distribution of $750,000 made to previous members of Taverniti So Jeans, LLC as part of the consideration for our purchase of all their respective membership interests in October 2005.

We use a factor, FTC Commercial Corp., for working capital and credit administration purposes. Under the various factoring agreements entered into separately by Blue Holdings, Antik Denim, LLC and Taverniti So Jeans, LLC, the factor purchases all the trade accounts receivable assigned by us and assumes all credit risk with respect to those accounts approved by it.

The factor agreements provide that we can obtain an amount up to 90% of the value of our purchased customer invoices, less a reserve of 10% of unpaid accounts purchased and 100% of all accounts that are disputed. The factor agreements provide for the automatic renewal of the agreements after July 24, 2006, subject to 120 days’ termination notice from any party. We receive amounts against purchased customer invoices on a recourse basis or a non-recourse basis under these agreements. Amounts received against customer invoices purchased on a recourse basis are classified as “short-term borrowings” and amounts received against customer invoices purchased on a non-recourse basis are reflected on a net basis against such receivables purchased by the factor in “due from factor” on the balance sheets included in our financial statements.

In addition, the factor also makes available to all three companies a combined line of credit up to the lesser of $2.4 million (increased from $1.5 million effective as of January 1, 2006) and 50% of the value of eligible raw materials and finished goods. The increase in this line of credit - from $1.5 million to $2.4 million - became effective as of January 1, 2006. As of December 31, 2006, we drew down $2.4 million of this credit line.

As of December 31, 2006, the amount of the reserve held by the factor was approximately $1.2 million. Before January 1, 2006, the factor commission was 0.8% of the customer invoice amount for terms up to 90 days, plus one quarter of one percent (.25%) for each additional thirty-day term. Effective January 1, 2006, the factor commission is 0.75% if the aggregate amount of approved invoices is below $10 million per annum, and will be reduced by 5 basis points for each increase by $10 million in the aggregate amount of approved invoices. We are contingently liable to the factor for merchandise disputes, customer claims and the like on receivables sold to the factor. To the extent that we draw funds prior to the deemed collection date of the accounts receivable sold to the factor, interest is charged at the rate of 1% over the factor’s prime lending rate per annum. Factor advances and ledger debt are collateralized by the non-factored accounts receivable, inventories and the personal guarantees of Paul Guez, our Chairman, Chief Executive Officer, President and majority shareholder, and the living trust of Paul and Elizabeth Guez.

The factor also purchased customer invoices on a “with recourse” basis. These advances and the advances against inventory were classified as “short-term borrowings.” These short-term borrowings amounted to $10.0 million as of December 31, 2006. The factor commission is 0.4% for receivables purchased subject to recourse. Receivables subject to recourse approximated $9.3 million net of reserves as of December 31, 2006. Although the arrangement with our factor is important to our liquidity and capital resources, management believes that cash flow from operations, and our ability to obtain other debt or equity financing, permits us to adequately support and manage our ongoing operations.

From time to time, our majority shareholder, Mr. Paul Guez, made advances to us to support our working capital needs. These advances were non-interest bearing. On July 1, 2006, Mr. Guez converted the advances to a line of credit in an agreement with us. The line of credit allows us to borrow from him up to a maximum of $3 million at an annual interest rate of 6%. We may repay the advances in full or in part at any time until the credit line expires on December 31, 2007. As of December 31, 2006, the balance of these advances was $1.9 million.

Our primary source of liquidity is expected to be cash flow generated from operations, cash and cash equivalents currently on hand, and working capital attainable through our factor. We anticipate a tax recovery and refund in the range of $2.4 to $3.6 million during 2007. We may seek to finance future capital needs through various means and channels, such as issuance of long-term debt or sale of equity securities.

Off-Balance Sheet Arrangements

Financial instruments that potentially subject us to off-balance sheet risk consist of factored accounts receivable. We sell certain of our trade accounts receivable to a factor and are contingently liable to the factor for merchandise disputes and other customer claims.

As of December 31, 2006, the factor held $3,467,752 of accounts receivable purchased from us on a without recourse basis and had made advances to us of $1,922,363 against those receivables, resulting in a net balance due from the factor of $1,366,588, net of reserves of $178,801, as of December 31, 2006. The Company has accounted for the sale of receivables to the factor in accordance with SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2006 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

Payments due by period

	Total	2007	2008	2009	2010	2011	Thereafter

Guaranteed Minimum Royalties	2,702,500	275,000	752,500	1,212,500	312,500	150,000	-
Employment contracts	1,326,452	480,000	480,000	366,452	0	0	-
Lease obligations	5,573,161	554,758	569,401	584,449	576,860	592,757	2,694,936
Total contractual obligations	9,602,113	1,309,758	1,801,901	2,163,401	889,360	742,757	2,694,936

On January 12, 2007, we entered into a three-year License Agreement with Faith pursuant to which Faith granted us an exclusive right and license to use the Faith Connexion trademark for the manufacture, marketing, promotion, sale, distribution and other exploitation of men’s and women’s hoodies, t-shirts, sweatshirts, sweatpants and hats in North America, South America, Japan and Korea. Compensation for use of the Faith Connexion trademark will consist of a royalty of 9% of our net sales arising from products bearing the Faith Connexion trademark in the first two years, and 9.5% of net sales in year three. The License Agreement has a term of three years as follows: the first year is comprised of 18 months, year two is comprised of the next six months, and year three is comprised of the following 12 months. We have agreed to guarantee payment of royalties on identified minimum net sales amounts ranging from $3.5 to $10 million over each of the three years (equal to minimum royalties of $450,000, $315,000, and $950,000, in each of years one (first eighteen months), two (next 6 months) and three (next twelve months), respectively, and to spend at least 3% of actual net sales amounts on marketing and advertising the Faith Connexion trademarked products in the territory. These minimum royalties are not included above.

On July 5, 2005, we entered into a ten-year license agreement with Yanuk Jeans LLC, effective July 1, 2005. Under the terms of the agreement, we became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of Yanuk Jeans LLC’s “Yanuk” brand products. We pay to Yanuk Jeans LLC a royalty of six percent of all net sales of such products and shall pay a guaranteed minimum royalty on a quarterly basis. Also we have the option to purchase from Yanuk Jeans LLC the property licensed under the agreement.

On September 8, 2005, Antik entered into a license agreement with Titan Industries, Inc. that provides Titan with an exclusive right to use the “Antik Denim” trademark for the sale of men’s and women’s footwear in the United States and its possessions and territories, Canada and Mexico, and a right of first refusal for similar use of the trademark in Europe and South America.

On October 6, 2005, we entered into a five-year license agreement with Yanuk Jeans LLC, effective October 5, 2005. Under the terms of the agreement, we became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of Yanuk Jeans LLC’s “U” brand products to the wholesale and retail trade. We pay to Yanuk Jeans LLC a royalty of five percent of all net sales of the licensed products and shall pay a guaranteed minimum royalty on an annual basis. In addition, during the term of the license agreement, the Company has the option to purchase from Yanuk Jeans LLC the property licensed under the agreement.

On July 8, 2005, we entered into an Employment Agreement with Philippe Naouri. This agreement was amended on August 23, 2005. Pursuant to the terms of Mr. Naouri’s employment agreement, as amended, Mr. Naouri was engaged by us as the President of Antik for a term of 5 years commencing on July 11, 2005 and terminating on July 10, 2010. Mr. Naouri will receive an annual salary of $240,000 and is entitled to participate in our bonus, incentive, stock option, savings, welfare benefit and retirement plans as he becomes eligible. The parties to the Employment Agreement have agreed to resolve all disputes arising under the Employment Agreement through binding arbitration.

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

On August 27, 2005, we opened a retail store on Melrose Avenue, Los Angeles, California and took over all the obligations of a 10-year property lease which was entered into by Blue Concept LLC in April 2005. The lease will expire on March 15, 2015. More recently, on July 18, 2006, we entered into lease agreements with Emporium Development, L.L.C. (“Emporium”) to lease approximately 3,272 square feet of space located at 865 Market Street, San Francisco, California 94103. The lease will expire on January 31, 2017.

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

Antik and Taverniti, our wholly-owned subsidiaries, were formed in September 2004 to design, develop, manufacture, market, distribute and sell high end fashion jeans, apparel and accessories. Further, L&D is a start-up operation and Faith Connexion, although successful in Europe, is not fully tested in the United States. As a result, we do not have a meaningful historical record of sales and revenues nor an established business track record. While our management believes that we have an opportunity to be successful in the high end fashion jean market, there can be no assurance that we will be successful in accomplishing our business initiatives, or that we will achieve any significant level of revenues, or continue to recognize net income, from the sale of our products.

Unanticipated problems, expenses and delays are frequently encountered in increasing production and sales and developing new products, especially in the current stage of our business. Our ability to continue to successfully develop, produce and sell our products and to generate significant operating revenues will depend on our ability to, among other matters:

•	successfully market, distribute and sell our products or enter into agreements with third parties to perform these functions on our behalf; and

•	obtain the financing required to implement our business plan.

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

Management believes that we are poised for reasonable growth in 2007. However, no assurance can be given that we will be successful in maintaining or increasing our sales in the future. Any future growth in sales will require additional working capital and may place a significant strain on our management, management information systems, inventory management, sourcing capability, distribution facilities and receivables management. Any disruption in our order processing, sourcing or distribution systems could cause orders to be shipped late, and under industry practices, retailers generally can cancel orders or refuse to accept goods due to late shipment. Such cancellations and returns would result in a reduction in revenue, increased administrative and shipping costs and a further burden on our distribution facilities.

Additionally, we intend from time to time to open and/or license retail stores focusing on the “Antik Denim,” “Yanuk,” “Taverniti So Jeans” and other brands, and to acquire and/or license other businesses and brands, as applicable, as we deem appropriate. If we are unable to adequately manage our retail operations, or to properly integrate any business or brands we acquire and/or license, this could adversely affect our results of operation and financial condition.

The loss of Paul Guez or our lead designers would have an adverse effect on our future development and could significantly impair our ability to achieve our business objectives.

Our success is largely dependent upon the expertise and knowledge of our Chairman, Chief Executive Officer and President, Paul Guez, and our lead designers, and our ability to continue to hire and retain other key personnel. The loss of Mr. Guez, or any of our other key personnel, could have a material adverse effect on our business, development, financial condition, and operating results. We do not maintain “key person” life insurance on any of our management or key personnel, including Mr. Guez.

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

Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter. We believe that the factors which influence this variability of quarterly results include:

•	the timing of our introduction of new product lines;

•	the level of consumer acceptance of each new product line;

•	general economic and industry conditions that affect consumer spending and retailer purchasing;

•	the availability of manufacturing capacity;

•	the seasonality of the markets in which we participate;

•	the timing of trade shows;

•	the product mix of customer orders;

•	the timing of the placement or cancellation of customer orders;

•	the weather;

•	transportation delays;

•	quotas and other regulatory matters;

•	the occurrence of charge backs in excess of reserves; and

•	the timing of expenditures in anticipation of increased sales and actions of competitors.

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

We have one customer who accounted for approximately 42% of our total receivables at December 31, 2006 and two customers who accounted for 16.1% and 12.1%, respectively, of our sales for the fiscal year ended December 31, 2006. A decrease in business from or loss of any significant customer would have a material adverse effect on our results of operations. Additionally, certain retailers, including some of our customers, have experienced in the past, and may experience in the future, financial difficulties, which increase the risk of extending credit to such retailers and the risk that financial failure will eliminate a customer entirely. These retailers have attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors. There can be no assurance that we will remain a preferred vendor for our existing customers. Further, there can be no assurance that our factor will approve the extension of credit to certain retail customers in the future. If a customer’s credit is not approved by the factor, we could assume the collection risk on sales to the customer itself, require that the customer provide a letter of credit, or choose not to make sales to the customer.

Our business is subject to risks associated with importing products.

A portion of our import operations are subject to tariffs imposed on imported products and quotas imposed by trade agreements. In addition, the countries in which our products are imported may from time to time impose additional new duties, tariffs or other restrictions on their respective imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or our suppliers’ failure to comply with customs or similar laws, could harm our business. We cannot assure that future trade agreements will not provide our competitors with an advantage over us, or increase our costs, either of which could have an adverse effect on our business and financial condition.

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

We depend on independent contract manufacturers and suppliers of raw materials to secure a sufficient supply of raw materials and maintain sufficient manufacturing and shipping capacity in an environment characterized by declining prices, labor shortages, continuing cost pressure and increased demands for product innovation and speed-to-market. This dependence could subject us to difficulty in obtaining timely delivery of products of acceptable quality. In addition, a contractor’s failure to ship products to us in a timely manner or to meet the required quality standards could cause us to miss the delivery date requirements of our customers. The failure to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales, reputation and overall profitability.

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

We have initiated standards for our suppliers, and monitor our independent contractors’ compliance with applicable labor laws, but we do not control our contractors or their labor practices. The violation of federal, state or foreign labor laws by one of our contractors could result in us being subject to fines and our goods that are manufactured in violation of such laws being seized or their sale in interstate commerce being prohibited. To date, we have not been subject to any sanctions that, individually or in the aggregate, have had a material adverse effect on our business, and we are not aware of any facts on which any such sanctions could be based. There can be no assurance, however, that in the future we will not be subject to sanctions as a result of violations of applicable labor laws by our contractors, or that such sanctions will not have a material adverse effect on our business and results of operations.

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

We have been reducing our reliance on domestic contractors and expanding our use of offshore manufacturers as a cost-effective means to produce our products. During the year ended December 31, 2006, we sourced a significant majority of our finished products from suppliers located outside the United States and we also continued to increase our purchase of fabrics outside the United States. In addition, we have been increasing our international sales of product primarily through our licensees and distributors.

As a result of our increasing international operations, we face the possibility of greater losses from a number of risks inherent in doing business in international markets and from a number of factors which are beyond our control. Such factors that could harm our results of operations and financial condition include, among other things:

•	Political instability or acts of terrorism, which disrupt trade with the countries in which our contractors, suppliers or customers are located;

•	Local business practices that do not conform to legal or ethical guidelines;

•	Adoption of additional or revised quotas, restrictions or regulations relating to imports or exports;

•	Additional or increased customs duties, tariffs, taxes and other charges on imports;

•	Significant fluctuations in the value of the dollar against foreign currencies;

•	Increased difficulty in protecting our intellectual property rights in foreign jurisdictions;

•	Social, legal or economic instability in the foreign markets in which we do business, which could influence our ability to sell our products in these international markets; and

•	Restrictions on the transfer of funds between the United States and foreign jurisdictions.

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

Our business is highly competitive and depends on consumer spending patterns.

The apparel industry is highly competitive. We face a variety of competitive challenges including:

•	anticipating and quickly responding to changing consumer demands;

•	developing innovative, high-quality products in sizes and styles that appeal to consumers;

•	competitively pricing our products and achieving customer perception of value; and

•	the need to provide strong and effective marketing support.

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

In the experience of our management, operating results in the high end fashion denim industry have been subject to seasonal trends when measured on a quarterly basis. These trends are dependent on numerous factors, including:

•	the markets in which we operate;

•	holiday seasons;

•	consumer demand;

•	climate;

•	economic conditions; and

•	numerous other factors beyond our control.

Difficulty in managing anticipated growth could have a material adverse impact on our business and operating results.

We anticipate growing our business in part through the acquisition of additional companies and/or license of additional brands depending upon a company’s and/or a brand’s sales revenues, name and brand recognition, and/or synergies with our existing brands. The acquisition and integration of these businesses and or brands will be complex and time and resource-consuming, and our management will have to dedicate substantial effort to it. These efforts could divert management’s focus and resources from other strategic opportunities and from operational matters during the integration process, which could adversely impact our business and operating results.

Other Risks Related to Our Stock

Our sale of securities in any equity or debt financing could result in dilution to our shareholders and have a material adverse effect on our earnings.

Any sale of shares by us in future private placement or other offerings could result in dilution to our existing shareholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth, by acquiring complementary businesses, by acquiring or licensing additional brands, or by establishing strategic relationships with targeted customers and suppliers. In order to do so, or to fund our other activities, we may issue additional equity securities that could dilute our shareholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our results of operations.

Insiders own a significant portion of our common stock, which could limit our shareholders’ ability to influence the outcome of key transactions.

As of March 26, 2007, our Chief Executive Officer, Paul Guez, and two members of our design team, Messrs. Naouri and Caugant, owned approximately 78% of the outstanding shares of our common stock. Paul and Elizabeth Guez, Mr. Guez’s wife and our former Chief Operating Officer, alone owned approximately 72% of the outstanding shares of our common stock at March 26, 2007. Accordingly, our executive officers and key personnel have the ability to affect the outcome of, or exert considerable influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock.

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

In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price of our common stock. Often, price fluctuations are unrelated to operating performance of the specific companies whose stock is affected. In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation has occurred against the issuing company. If we were subject to this type of litigation in the future, we could incur substantial costs and a diversion of our management’s attention and resources, each of which could have a material adverse effect on our revenue and earnings. Any adverse determination in this type of litigation could also subject us to significant liabilities.

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

The issuance of any preferred stock may:

•	make it difficult for any party to acquire us, even though an acquisition might be beneficial to our stockholders;

•	delay, defer or prevent a change in control of our company;

•	discourage bids for the common stock at a premium over the market price of our common stock;

•	adversely affect the voting and other rights of the holders of our common stock; and

•	discourage acquisition proposals or tender offers for our shares.

The provisions allowing the issuance of preferred stock could limit the price that investors might be willing to pay in the future for shares of our common stock.

ITEM 7.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Blue Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Blue Holdings, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Holdings, Inc. and Subsidiaries as at December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard (“SFAS”), “Share-Based Payment” (“SFAS 123(R)”) which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.

/s/ Weinberg & Company, P.A.

Los Angeles, California
March 27, 2007

BLUE HOLDINGS INC. (FORMERLY KNOWN AS MARINE JET TECHNOLOGY CORP.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005

ASSETS

Current assets:
Cash	$109,031	$228,127
Due from factor, net of reserves of $178,801 and $96,849, respectively	1,366,588	693,474
Accounts receivable, net of reserves of $901,941 and $484,421, respectively:
- Purchased by factor with recourse	7,662,198	4,287,163
- Others	19,312	2,504
Inventories, net of reserves of $1,742,893 and $0, respectively	5,394,006	9,925,162
Due from related parties	-	15,974
Income taxes receivable	2,030,919	-
Deferred income taxes	2,488,082	492,574
Prepaid expenses and other current assets	396,810	351,919
Total current assets	19,466,946	15,996,897

Deferred income taxes	-	1,671,135
Property and equipment, less accumulated depreciation	1,611,171	198,927
Total assets	$21,078,117	$17,866,959

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank overdraft	$266,788	$616,020
Accounts payable	2,820,024	2,911,598
Short-term borrowings	10,026,814	4,583,936
Due to related parties	710,153	372,311
Advances from majority shareholder	1,876,991	96,875
Income taxes payable	-	650,468
Accrued expenses and other current liabilities	2,133,932	599,166
Total current liabilities	17,834,702	9,830,374

Stockholders' equity:
Common stock $0.001 par value,
75,000,000 shares authorized,
26,057,200 shares issued and outstanding	26,057	26,057
Additional paid-in capital	4,964,091	4,996,752
Retained earnings (deficit)	(1,746,733)	3,013,776
Total stockholders' equity	3,243,415	8,036,585
Total liabilities and stockholders' equity	$21,078,117	$17,866,959

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. (FORMERLY KNOWN AS MARINE JET TECHNOLOGY CORP.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Net sales	$48,996,375	$36,365,205

Cost of goods sold	35,921,394	18,384,869

Gross profit	13,074,981	17,980,336

Selling, distribution & administrative expenses	17,082,936	10,490,023

Income (loss) before other expenses and
provision for income taxes	(4,007,955)	7,490,313

Other expenses:

Interest expense	993,814	122,434

Expenses relating to abandoned acquisition of Long Rap, Inc.	437,010	-

Expenses relating to exchange transaction	-	527,617

Total other expenses	1,430,824	650,051

Income (loss) before provision for income taxes	(5,438,779)	6,840,262

Provision (benefit) for income taxes	(678,270)	1,700,651

Net income (loss)	$(4,760,509)	$5,139,611

Net income (loss) per common share, basic and diluted	$(0.18)	$0.20

Weighted average shares outstanding, basic and diluted	26,057,200	25,698,539

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. (FORMERLY KNOWN AS MARINE JET TECHNOLOGY CORP.) AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

			Shares Issued
	Members Equity			Par Value	Additional Paid In	Retained
	Antik	Taverniti	Number	0.001	Capital	Earnings	Total

Balance, January 1, 2005	$39,056	$(143,581)	-	-	-	-	(104,525)
Contributions	1,886,200	-	-	-	-	-	1,886,200
Issuance of shares upon reverse merger	-	-	24,447,783	24,448	(24,448)	-	-
Old Marine Jet shares	-	-	1,007,338	1,007	(1,007)	-	-
Change in tax status of Antik from LLC to Corp. -	-	-	-	-	-	-	-
upon exchange transaction	(1,925,256)	-	-	-	3,057,010	(1,131,754)	-
Shares issued to Finder	-	-	102,079	102	177,515	-	177,617
Acquisition of Taverniti	-	-	500,000	500	-	(750,500)	(750,000)
Change in tax status of Taverniti from LLC to Corp.-	-	-	-	-	-	-	-
upon exchange transaction	-	143,581	-	-	100,000	(243,581)	-
Estimated deferred tax benefit arising from -	-	-	-	-	-	-	-
combination of Taverniti	-	-	-	-	1,687,682	-	1,687,682
Net Income for the year	-	-	-	-	-	5,139,611	5,139,611

Balance, December 31, 2005	-	-	26,057,200	$26,057	4,996,752	3,013,776	8,036,585

Fair value of options granted	-	-	-	-	200,684	-	200,684
Finalization of deferred tax benefit -
arising from combination of Taverniti	-	-	-	-	(233,345)	-	(233,345)
Net Income for the year	-	-	-	-	-	(4,760,509)	(4,760,509)

Balance, December 31, 2006	$-	$-	26,057,200	$26,057	$4,964,091	$(1,746,733)	$3,243,415

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. (FORMERLY KNOWN AS MARINE JET TECHNOLOGY CORP.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash flows from operating activities:
Net Income (loss)	$(4,760,509)	$5,139,611
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	219,220	18,399
Stock based exchange transaction expense	-	177,617
Fair value of stock options granted	200,684	-
Changes in assets and liabilities:
Accounts receivable	(3,391,843)	(4,163,994)
Due from factor	(673,114)	(314,880)
Income taxes receivable	(2,030,919)	-
Inventories	4,531,156	(7,782,543)
Due to related parties	337,842	(107,046)
Due from related parties	15,974	(14,391)
Deferred income taxes	(557,718)	(475,742)
Prepaid expenses and other current assets	(44,891)	(213,795)
Income tax payable	(650,468)	650,468
Bank overdraft	(349,232)	616,020
Accounts payable	(91,574)	1,852,417
Due to customers	605,578	(103,434)
Other current liabilities	929,188	544,609
Net cash used in operating activities	(5,710,626)	(4,176,684)

Cash flows from investing activities:
Purchase of equipment	(1,631,464)	(199,960)
Net cash used in investing activities	(1,631,464)	(199,960)

Cash flows from financing activities:
Short-term borrowings	5,442,878	4,583,936
Contribution of capital	-	686,200
Distribution upon Taverniti combination	-	(750,000)
Advances from majority shareholder	1,780,116	-
Net cash provided by financing activities	7,222,994	4,520,136

Net (decrease) increase in cash	(119,096)	143,492
Cash at beginning of period	228,127	84,635
Cash at end of the year	$109,031	$228,127

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income tax	$2,551,605	$1,565,000

Cash paid for interest	$993,814	$122,434

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Inventory contributed by a stockholder at its historical cost	$-	$1,200,000

Value of common stock issued for finders fee relating to exchange transaction	$-	$177,617

Deferred tax asset realized from the combination of Taverniti	$233,345	$1,687,682

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Blue Holdings, Inc. (Formerly Known as Marine Jet Technology Corp.) and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

NOTE 1 - BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

(a) Organization:

Blue Holdings, Inc. (a Nevada corporation formerly known as Marine Jet Technology Corp.) was incorporated in the State of Nevada on February 9, 2000. On April 14, 2005, Blue Holdings entered into an Exchange Agreement with Antik Denim, LLC (“Antik”). At the closing of the transactions contemplated by the Exchange Agreement, which occurred on April 29, 2005, Blue Holdings acquired all of the outstanding membership interests of Antik (the “Interests”) from the members of Antik, and the members contributed all of their Interests to Blue Holdings. In exchange, Blue Holdings issued to the members 843,027 shares of Series A Convertible Preferred Stock, par value $0.001 per share, of Blue Holdings (“Preferred Shares”), which, on June 7, 2005, as a result of a change to Marine Jet Technology Corp.’s name to Blue Holdings, Inc. and a 1 for 29 reverse stock split, were converted into 24,447,783 shares of Blue Holding’s common stock on a post-reverse stock split basis.

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

On June 7, 2005, Marine Jet Technology Corp. changed its name to Blue Holdings, Inc., and increased its authorized number of shares of common stock to 75,000,000. Pursuant to the provisions of the Exchange Agreement with Antik, the former members of Antik agreed that, in the event that the shareholders’ equity of Blue Holdings (on a consolidated basis following the closing of the transactions contemplated by the Exchange Agreement), as reported in Blue Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the “Consolidated Equity”), was less than $5,000,000, the former members would contribute, within fifteen (15) days following the filing of such periodic report, equity capital to Blue Holdings in an amount equal to the difference between $5,000,000 and the actual Consolidated Equity reported in such periodic report (“Required Contribution”). In the case of such Required Contribution, each of the Antik members agreed that no additional shares of capital stock of Blue Holdings would be issued in consideration of such Required Contribution, and therefore, the existing shareholders of Blue Holdings, including Antik’s former members, would not be further diluted. By an amendment dated June 27, 2005, the date of June 30, 2005 for calculation of the Consolidated Equity was amended to September 30, 2005. The Company’s Consolidated Equity as of September 30, 2005 was $5,570,413.

On October 31, 2005, the Company entered into an exchange agreement with Taverniti So Jeans, LLC, a California limited liability company (“Taverniti”), and the members of Taverniti (the “Taverniti Members”). Under the exchange agreement, the Company acquired all of the outstanding membership interests of Taverniti (the “Taverniti Interests”) from the Taverniti Members, and the Taverniti Members contributed all of their Taverniti Interests to the Company. In exchange, the Company issued to the Taverniti Members, on a pro rata basis, an aggregate of 500,000 shares of the Common Stock, par value $0.001 per share, of the Company, and paid to the Taverniti Members, on a pro rata basis, an aggregate of Seven Hundred Fifty Thousand Dollars ($750,000). At the closing of the exchange transaction, Taverniti became a wholly-owned subsidiary of the Company. Paul Guez, the Company’s Chairman, Chief Executive Officer, President and majority shareholder, was and remains the sole manager and was member of Taverniti. Elizabeth Guez, Paul Guez’s spouse and the Company’s former Chief Operating Officer, was a member of Taverniti. Two other members of Mr. and Mrs. Guez’s family, including Gregory Abbou, the President of Taverniti, were the remaining members of Taverniti. The transaction has been accounted for as a combination of entities under common control. As such, the consolidated financial statements herein have been presented to include the operations of Taverniti since September 13, 2004, the date of its inception, and the $750,000 payment was considered as a deemed distribution to the members of Taverniti upon the closing of the combination.

Blue Holdings, Inc. (Formerly Known as Marine Jet Technology Corp.) and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

(b) Nature of Operations:

The Company operates exclusively in the wholesale apparel industry. The Company designs, develops, markets and distributes high fashion jeans and accessories under the brand names Antik Denim, Yanuk, U, Life & Death and Taverniti So Jeans. The Company’s products currently include jeans, jackets, belts, purses and T-shirts. The Company currently sells its products in the United States, Canada, Japan and the European Union directly to department stores and boutiques and through distribution arrangements in certain foreign jurisdictions. The Company is headquartered in Commerce, California and maintains showrooms in New York and Los Angeles. The Company opened a retail store in Los Angeles during August 2005 and another store in San Francisco in July 2006. The retail operations are not yet significant to the consolidated operations.

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

(b) Revenue Recognition:

Revenue is recognized when merchandise has been shipped against a customer’s written purchase order, the risk of ownership has passed, selling price has been fixed and determined and collectibility is reasonably assured either through payment received, or fulfillment of all the terms and conditions of the particular purchase order. Revenue is recorded net of estimated returns, charge backs and markdowns based on management’s estimates and historical experience.

(c) Inventory Valuation:

Inventories are stated at the lower of cost (first-in, first-out method) or market.

(d) Advertising:

Advertising costs are expensed as of the first date the advertisements take place. Advertising expenses included in selling, general and administrative expenses in the accompanying statements of operations amounted to approximately $560,943 and $772,062 in 2006 and 2005, respectively.

Blue Holdings, Inc. (Formerly Known as Marine Jet Technology Corp.) and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

(e) Property and Equipment:

Property and equipment is stated at cost. Depreciation is provided by the straight-line method at rates calculated to amortize cost over the estimated useful lives of the respective assets which range from 2 to 5 years. Leasehold improvements are amortized over the shorter of the lease term, or the expected lives of the assets.

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

(g) Concentration of Credit Risk:

Financial instruments, which potentially expose us to concentration of credit risk, consist primarily of cash, trade accounts receivable, and amounts due from our factor. Concentration of credit risk with respect to trade accounts receivable at December 31, 2006 is limited due to the number of customers comprising the Company’s customer base and their dispersion throughout the United States and abroad. The Company extends unsecured credit to its customers in the normal course of business.

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions.

The Company’s products are primarily sold to department stores and specialty retail stores. These customers can be significantly affected by changes in economic, competitive or other factors. The Company makes substantial sales to a relatively few, large customers. In order to minimize the risk of loss, the Company assigns certain amount of domestic accounts receivable to a factor without recourse or requires letters of credit from its customers prior to the shipment of goods. For non-factored receivables, account-monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required.

(h) Major Customers:

During 2006, two customers accounted for more than 10% of the Company’s sales. Sales to those customers were 16.1% and 12.1%, respectively. International sales accounted for approximately 23% of the Company’s sales during year ended December 31, 2006, including Japan which accounted for 14% of our total sales. As of December 31, 2006, one customer accounted for 42% of total accounts receivable.

Blue Holdings, Inc. (Formerly Known as Marine Jet Technology Corp.) and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

During 2005, one customer comprised greater than 10% of the Company’s sales. Sales to that customer were 10.7%. International sales accounted for approximately 17.2% of the Company’s sales during the year ended December 31, 2005, including Japan which accounted for 10.3% of our total sales. As of December 31, 2005, one customer accounted for 19.5% of total accounts receivable.

(i) Major Suppliers:

We purchase our fabric, thread and other raw materials from various industry suppliers within the United States and abroad. We do not currently have any long-term agreements in place for the supply of our fabric, thread or other raw materials. The fabric, thread and other raw materials used by us are available from a large number of suppliers worldwide. During 2006, one supplier accounted for more than 10% of our purchases. Purchases from that supplier were 10.3% and the amount due to that supplier was $144,842 as of December 31, 2006.

During 2005, two suppliers comprised of greater than 10% of the Company’s purchases. Purchases from these suppliers were 19.9% and 12.7% respectively. The purchases from the vendor that accounted for 12.7% was Blue Concept, which is owned by Paul Guez.

(j) Merchandise Risk:

The Company’s success is largely dependent upon its ability to gauge the fashion tastes of its targeted consumers and provide merchandise that satisfies consumer demand. Any inability to provide appropriate merchandise in sufficient quantities in a timely manner could have a material adverse effect on the Company’s business, operating results and financial condition.

(k) Accounts Receivable - Allowance for Returns, Discounts and Bad Debts:

The Company evaluates its ability to collect accounts receivable and the circumstances surrounding chargebacks (disputes from the customer) based upon a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (such as in the case of bankruptcy filings or substantial downgrading by credit sources), a specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, the Company recognizes reserves for bad debts and uncollectible chargebacks based on its historical collection experience. If collection experience deteriorates (for example, due to an unexpected material adverse change in a major customer’s ability to meet its financial obligations to the Company), the estimates of the recoverability of amounts due could be reduced by a material amount.

(l) Cash and Bank Overdraft:

Bank overdrafts of $266,788 and $616,020 as of December 31, 2006 and 2005, respectively, were comprised of issued but unpresented checks, and were offset by cash at bank of $109,031 and $228,127, respectively.

(m) Income Tax:

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” Under SFAS No. 109, income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in the Company’s financial statements or tax returns. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

Blue Holdings, Inc. (Formerly Known as Marine Jet Technology Corp.) and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

(n) Stock-Based Compensation:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”). This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective method. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption and all previously granted awards not yet vested as of the date of adoption. Prior periods have not been restated.

Prior to the January 1, 2006 adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense had been recognized for stock options since all options granted had an exercise price equal to the market price on the date of grant. As permitted by SFAS 123, “Accounting for Stock-Based Compensation,” stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

The following table illustrates the proforma effect on operating results and per share information had the Company accounted for share-based compensation in accordance with SFAS 123 for the years ended December 31, 2005:

Net income as reported	$5,139,611
Deduct: total stock-based employee
compensation expense determined under
the fair value method for all vested
awards, net of related taxes	(727,554)

Pro-forma net income	$4,412,057

Basic and diluted earnings per share:
Net income as reported	$0.20
Pro-forma net income	$0.17

Blue Holdings, Inc. (Formerly Known as Marine Jet Technology Corp.) and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2005:

Dividend yield	—
Risk-free interest rate	4.50%
Expected volatility	46.01%
Expected life of options	5 years

(o) Earnings (Loss) Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

Options to purchase 335,500 shares of common stock were outstanding during the year ended December 31, 2006 but were not included in the computation of diluted earnings per share for this period because the Company incurred a loss for this period, and their effect would be anti-dilutive. Options to purchase 427,000 shares of common stock were outstanding during the year ended December 31, 2005 but were not included in the computation of diluted earnings per share for this period because the options’ exercise price was greater than the average market price of the common shares during this period, and their effect would be anti-dilutive.

Blue Holdings, Inc. (Formerly Known as Marine Jet Technology Corp.) and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

(p) Shipping and Handling Costs:

Freight charges are included in selling, distribution and administrative expenses in the statement of operations and approximated $630,494 and $297,956 for the years ended December 31, 2006 and 2005, respectively.

(q) Fair Value of Financial Instruments:

The carrying amounts of cash, due from factor, accounts receivable, accounts payable, due to (from) related parties, income-tax payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these items. The carrying amounts of short-term borrowings and advances from majority shareholder approximate fair value, because the related effective rates on those advances approximate rates currently available to the Company.

(r) Off-Balance Sheet Risk:

Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable. As described in Note 3, the Company sells certain of its trade accounts receivable to a factor and is contingently liable to the factor for merchandise disputes and other customer claims. As of December 31, 2006, the factor holds $3,467,752 of accounts receivable purchased from us on a without recourse basis and has made advances to us of $1,922,363 against those receivables, resulting in a net balance amount Due from Factor of $1,366,588 net of reserves of $178,801.

(s) Retail Sales:

During the year ended December 31, 2006 and 2005, sales from retail stores were $663,700 and $236,200, respectively.

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

The factor agreements provide that we can borrow an amount up to 90% of the value of our purchased customer invoices, less a reserve of 10% of unpaid accounts purchased and 100% of all such accounts which are disputed. The factor agreements provide for automatic renewal after July 24, 2006 subject to 120 days’ termination notice from any party. The factor also makes available to all three companies a combined line of credit up to the lesser of $2.4 million (increased from $1.5 million effective as of January 1, 2006) and 50% of the value of eligible raw materials and finished goods. The increase in this line of credit - from $1.5 million to $2.4 million - became effective as of January 1, 2006. As of December 31, 2006, the Company drew down $2.4 million of this credit line against inventory.

As of December 31, 2006, the factor holds $3,467,752 of accounts receivable purchased from us on a without recourse basis and has made advances to us of $1,922,363 against those receivables, resulting in a net balance amount Due from Factor of $1,366,588 net of reserves of $178,801 as of December 31, 2006. The Company has accounted for the sale of receivables to the factor in accordance with SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Blue Holdings, Inc. (Formerly Known as Marine Jet Technology Corp.) and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

As of December 31, 2006, the factor also held as collateral $9,935,168 of accounts receivable that were subject to recourse, against which the Company has provided reserves of $626,073 and as of December 31, 2006, the Company received advances totaling $10,026,814 against such receivables and against eligible inventory. The Company has included the $9,309,096 in accounts receivable, and has reflected the $10,026,814 as short term borrowings on the accompanying balance sheet. The factor commission against such receivables is 0.4% and interest is charged at the rate of 1% over the factor’s prime lending rate per annum.

Before January 1, 2006, the factor commission on receivables purchased on a without recourse basis was 0.8% of the customer invoice amount for terms up to 90 days, plus one quarter of one percent (0.25%) for each additional thirty-day term. Effective January 1, 2006, the factor commission is 0.75% if the aggregate amount of approved invoices is below $10 million per annum, 0.70% if between $10 million and $20 million and 0.65% if between $20 million and $30 million. The Company is contingently liable to the factor for merchandise disputes, customer claims and the like on receivables sold to the factor. To the extent that the Company draws funds prior to the deemed collection date of the accounts receivable sold to the factor, interest is charged at the rate of 1% over the factor’s prime lending rate per annum. Factor advances are collateralized by the non-factored accounts receivable, inventories and the personal guarantees of Paul Guez, our Chairman, Chief Executive Officer, President and majority shareholder, and the living trust of Paul and Elizabeth Guez.

NOTE 4 - INVENTORIES

Inventories at December 31, 2006 and December 31, 2005 are summarized as follows:

	December 31,	December 31,
	2006	2005

Raw Materials	$3,583,019	$3,850,916
Work-in-Process	991,775	2,842,531
Finished Goods	2,562,105	3,231,715
	$7,136,899	$9,925,162

Less: Inventory valuation allowance	(1,742,893)	-

TOTAL	$5,394,006	$9,925,162

Blue Holdings, Inc. (Formerly Known as Marine Jet Technology Corp.) and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 and December 31, 2005 are summarized as follows:

	December 31,	December 31,
	2006	2005

Furniture	$14,294	$11,217
Leasehold Improvements	1,219,094	44,600
Computer Equipment	616,551	162,659
	1,849,939	218,476
Less: Accumulated depreciation and Amortization	(238,768)	(19,549)
	$1,611,171	$198,927

Depreciation expense totaled $219,220 and $18,399 for the years ended December 31, 2006 and 2005, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company purchased fabric at cost from Blue Concept, LLC which is owned by Paul Guez, the Company’s Chairman and Chief Executive Officer, for $294,925 and $617,604 during the years ended December 31, 2006 and 2005, respectively.

Azteca Production International Inc. is one of our contractors in Mexico and is co-owned by Paul Guez. During 2006 and 2005, we paid them sewing and other sub-contracting charges in the amount of $2,533,968 and $2,122,000, respectively. Azteca principally provided manufacturing services to Taverniti.

The Company also purchased finished “Yanuk” products from Blue Concept, LLC. These purchases were made at a cost plus basis to cover the cost of goods sold plus allocated overhead. Off -price “Yanuk” products were sold on behalf of Blue Concept, LLC with an overhead recovery charged to Blue Concept, LLC. During the years ended December 31, 2006 and 2005, total purchases of Yanuk products from Blue Concept, LLC amounted to $490,752 and $2,276,386, respectively.

Since January 1, 2006, the Company has leased its facility at Commerce, California from Azteca Production International Inc. as a sub-tenant and is paying it $19,030 per month. Rent expense includes $249,180 paid under this lease during the year ended December 31, 2006.

On July 5, 2005 the Company entered into a ten-year license agreement with Yanuk Jeans, LLC. Under the terms of the agreement, the Company became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of the “Yanuk” brand products to the wholesale and retail trade. The Company pays to Yanuk Jeans, LLC a royalty of six percent of all net sales of the licensed products and a guaranteed minimum royalty on an annual basis. In addition, during the term of the license agreement, the Company has the option to purchase from Yanuk Jeans, LLC the property licensed under the agreement. The royalties for the years ended December 31, 2006 and 2005 paid or payable to Yanuk Jeans, LLC totaled $277,139 and $223,773, respectively. Yanuk Jeans, LLC is solely owned by Paul Guez.

Blue Holdings, Inc. (Formerly Known as Marine Jet Technology Corp.) and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

On October 6, 2005, the Company entered into a five-year license agreement with Yanuk Jeans, LLC. Under the terms of the agreement, the Company became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of Yanuk Jeans, LLC’s “U” brand products to the wholesale and retail trade. The Company pays to Yanuk Jeans, LLC a royalty of five percent of all net sales of the licensed products and shall pay a guaranteed minimum royalty on an annual basis. In addition, during the term of the license agreement, the Company has the option to purchase from Yanuk Jeans, LLC the property licensed under the agreement.

Paul Guez and the living trust of Paul and Elizabeth Guez have guaranteed all advances and ledger debt due to the Company’s factor.

On August 27, 2005, the Company opened a retail store on Melrose Avenue, Los Angeles, California and took over all the obligations of a 10-year property lease which was entered into by Blue Concept, LLC in April 2005. The lease will expire on March 15, 2015 (see note 9).

On October 31, 2005, the Company entered into an exchange agreement with Taverniti So Jeans, LLC, a California limited liability company (“Taverniti”), and the members of Taverniti (the “Taverniti Members”). Under the exchange agreement, the Company acquired all of the outstanding membership interests of Taverniti (the “Taverniti Interests”) from the Taverniti Members, and the Taverniti Members contributed all of their Taverniti Interests to the Company. In exchange, the Company issued to the Taverniti Members, on a pro rata basis, an aggregate of 500,000 shares of the Common Stock, par value $0.001 per share, of the Company, and paid to the Taverniti Members, on a pro rata basis, an aggregate of Seven Hundred Fifty Thousand Dollars ($750,000). At the closing of the exchange transaction, Taverniti became a wholly-owned subsidiary of the Company. Paul Guez, the Company’s Chairman, Chief Executive Officer, President and majority shareholder, was and remains the sole manager and was a member of Taverniti. Elizabeth Guez, Paul Guez’s spouse and the Company’s former Chief Operating Officer, was a member of Taverniti. Two other members of Mr. and Mrs. Guez’s family, including Gregory Abbou, the President of Taverniti, were the remaining members of Taverniti.

Taverniti is the exclusive licensee for the design, development, manufacture, sale, marketing and distribution of the “Taverniti So Jeans” trademark in the denim and knit sports wear categories for men and women. It is paying royalties to Taverniti Holdings, LLC in the ranges of 5-8 percent depending on the net sales of the licensed products pursuant to a license agreement with Taverniti Holdings, LLC. Taverniti Holdings, LLC is jointly owned by Paul Guez (60%) and Jimmy Taverniti (40%), the designer of the products for the brand, and Mr. Guez is the sole manager. The license agreement was signed in May 2004 and expires on December 31, 2015. Royalties paid or payable for the years ended December 31, 2006 and 2005 amounted to $1,053,263 and $507,897, respectively.

NOTE 7 - DUE FROM/TO RELATED PARTIES:

The related parties are the Company’s majority shareholder (who is also the Chairman, Chief Executive Officer and President of the Company) and limited liability companies that are either owned or co-owned by the majority shareholder. These amounts are all unsecured and non-interest bearing. All non-trade related advances from related parties have been repaid. Trade-related outstanding items follow regular payment terms as invoiced. As of December 31, 2006 and December 31, 2005, total trade-related items due to related parties amounted to $710,153 and $372,311, respectively.

Blue Holdings, Inc. (Formerly Known as Marine Jet Technology Corp.) and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

From time to time, the Company’s majority shareholder, Mr. Paul Guez, made advances to the Company to support its working capital needs. These advances were non-interest bearing and unsecured, with no formal terms of repayment. On July 1, 2006, Mr. Guez converted the advances to a line of credit in an agreement with the Company. The line of credit allows the Company to borrow from him up to a maximum of $3 million at an interest rate of 6% per annum. The Company may repay the advances in full or in part at any time until the credit line expires and repayment is required, on December 31, 2007. As of December 31, 2006 and December 31, 2005, the balance of these advances was $1,876,991 and $96,785, respectively, and accrued interest thereon was $68,190 and $0, respectively. Interest expense includes $68,190 and $0, relates to advances made under this facility during the years ended December 31, 2006 and 2005, respectively.

NOTE 8 - ABANDONED ACQUISITION OF LONG RAP, INC.

On June 19, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LR Acquisition Corporation, a District of Columbia corporation and our wholly-owned subsidiary (“LR Acquisition”) Long Rap, Inc., a District of Columbia corporation (“Long Rap”), the stockholders of Long Rap and Charles Rendelman, as the Long Rap stockholders’ representative, pursuant to which LR Acquisition would merge (the “Merger”) with and into Long Rap with Long Rap surviving the Merger as our wholly-owned subsidiary. On October 10, 2006, the Company mutually agreed with Long Rap to terminate the Merger Agreement. Costs incurred of $437,010 relating to the potential acquisition were expensed upon termination of the agreement and included in the accompanying consolidated statement of operations for the year ended December 31, 2006.

NOTE 9 -- INCOME TAX:

The Company accounts for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

The Company’s provision for income taxes was $(678,270) for the twelve months ended December 31, 2006 compared to $1,700,651 for the same period of the prior year. For the four months ended April 29, 2005 the income earned and related Federal and State income tax obligations for the period of Antik Denim, LLC were passed through to its previous members. For the ten months ended October 31, 2005 the income earned and related Federal and State income tax obligations for the period of Taverniti So Jeans, LLC were passed through to its previous members. The Company recorded no provision for such taxes.

The provision for income taxes consists of the following for the years ended December 31:

	2006	2005
Current
Federal	$(160,360)	$1,690,595
State	39,808	485,798
Deferred
Federal	(387,312)	(397,330)
State	(170,406)	(78412)
Provision for income tax expense	$(678,270)	$1,700,651

Blue Holdings, Inc. (Formerly Known as Marine Jet Technology Corp.) and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows for the years ended December 31:

	2006	2005
Statutory federal rate	(34.0%)	34.0%
State taxes, net of federal benefit	(5.6)	3.9
Income not taxed at the Company level	0.0	(13.9)
Change in valuation allowance	25.4	0.0
Permanent differences	.4	1.2
Other	1.3	(.4)
Effective tax rate	(12.5%)	24.8%

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at December 31 are as follows:

	2006	2005
Deferred tax asset:
Current:
Allowance for doubtful accounts	362,920	195,554
State taxes	4,510	164,356
Reserve for chargebacks	71,945	39,096
Inventory reserve and mark-downs	2,037,662	29,643
Other	11,045	63,925
Net current deferred tax assets	2,488,082	492,574
Noncurrent:
Taverniti combination tax goodwill	1,336,440	1,671,135
Other	46,735	-
Valuation allowance	(1,383,175)	-
Net noncurrent deferred tax assets	-	1,671,135

Net deferred tax asset	$2,488,082	$2,163,709

At December 31, 2006, the Company recorded a valuation allowance of $1,383,175 against its non-current deferred tax assets. The Company did not record any valuation allowance against deferred tax assets at December 31, 2005. The taxes for 2005 included a period when taxes were not due from the Company but from the members of LLC that merged into the Company and below is the proforma effect for 2005, as if the Company had been consolidated for tax purposes.

2005
Income taxes:
As reported	$1,700,651
Proforma	2,428,205

Net Income (loss):
As reported	$5,139,611
Proforma	4,412,057

Blue Holdings, Inc. (Formerly Known as Marine Jet Technology Corp.) and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

NOTE 10 - COMMITMENTS AND CONTINGENCIES

(a) Agreements:

On September 8, 2005, Antik entered into a license agreement with Titan Industries, Inc. that provides Titan with an exclusive right to use the “Antik Denim” trademark for the sale of men’s and women’s footwear in the United States and its possessions and territories, Canada and Mexico, and a right of first refusal for similar use of the trademark in Europe and South America.

On December 4, 2006, Antik entered into a license agreement with North Star International, Inc. pursuant to which North Star will distribute Antik’s knit apparel and hats in all categories for men and women in the United States and internationally. The license will have a term of 66 months commencing on October 1, 2006, and will be subject to five renewal options for one-year terms.

(b) Employment Contracts:

On July 8, 2005, we entered into an Employment Agreement with Philippe Naouri. This agreement was amended on August 23, 2005. Pursuant to the terms of Mr. Naouri’s employment agreement, as amended, Mr. Naouri was engaged by us as the President of Antik, for a term of 5 years commencing on July 11, 2005 and terminating on July 10, 2010. Mr. Naouri will receive an annual salary of $240,000 and is entitled to participate in our bonus, incentive, stock option, savings, welfare benefit and retirement plans as he becomes eligible.

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

Minimum future amounts due under employment contracts are as follows:

Employment Contracts
Years Ending December 31,:
2007	480,000
2008	480,000
2009	480,000
2010	366,452

$1,806,452
(c) Legal Proceedings:

In August and September, 2005, the Company filed complaints against a number of companies that we believe encroached on our highly identifiable, stylized “Antik” pocket design. The complaints were filed in the United States District Court in Los Angeles, California. The unique design in question is copyrighted, and is the subject of pending trademark and design patent registration claims. The complaints alleged, among other matters, that the companies were violating federal and state trademark, copyright, unfair trade practices and unfair competition statutes and laws, and sought damages and injunctive relief against all parties. During the year ended December 31, 2006, we entered into a couple of settlements and received approximately $634,500 in final settlements.

Blue Holdings, Inc. (Formerly Known as Marine Jet Technology Corp.) and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

On November 29, 2006, Antik Batik, S.A.R.L. filed an opposition proceeding with the United States Trademark Trial and Appeal Board (Opposition No. 911742226) against Antik, alleging that if the U.S. Patent and Trademark Office issues a federal trademark registration for the mark ANTIK DENIM as applied for by Antik, opposer’s rights in its previously registered mark ANTIK BATIK will be harmed. The action seeks no monetary relief, but only an order instruction the U.S. Patent and Trademark Office to refuse to register Antik’s ANTIK DENIM mark. The Company vigorously disputes opposer’s contentions. Discovery has not yet commenced, and at this time the Company cannot express an opinion as to the likely outcome of the opposition proceeding.

On July 17, 2006 Taverniti Holdings, LLC (THL), an independent entity not owned or controlled by the Company, and Jimmy Taverniti, an individual, filed an action in the United States District Court for the Central District of California (Case No. CV06-4522 DDP) against Henri Levy alleging that defendant has infringed THL’s mark J. TAVERNITI and further infringed Mr. Taverniti’s commercial publicity rights, by defendant’s adoption and use of the mark TAVERNITY. We have been informed that in a counter-claim against THL, defendant has also named our company and Taverniti as purported counter defendants. As it relates to Taverniti and our company, the counter claim seeks only a declaration of rights, to the effect that Taverniti and the Company have conspired with THL to defeat defendant’s alleged rights in his TAVERNITY mark, and a further declaration that as a result of such alleged misconduct, neither Taverniti nor the Company have any enforceable rights in the TAVERNITI SO JEANS mark. It does not seek any monetary relief against either Taverniti or the Company.

The Company has taken the position that neither Taverniti nor the Company can properly be added as new parties to this lawsuit by naming them as counter defendants, and that they can only be named as third party defendants. The defendant has not, as yet, served either Taverniti or the Company with the counter claim, and so Taverniti and the Company are not yet formally parties to the case. At such time, if ever, that the defendant takes the necessary action formally serve Taverniti and the Company with the counter claim, the Company intend to deny all the material charging allegations of the defendant’s claim for declaratory relief and to vigorously defend against his claims. At this time, the Company is unable to express an opinion whether it is likely that the defendant will take such actions, or whether, if he does, it is likely or unlikely that he will be able to prevail against the Company on his claim for declaratory relief.

(d) Lease Obligations:

On August 27, 2005, the Company opened a retail store on Melrose Avenue, Los Angeles, California and took over all the obligations of a 10-year property lease which was entered into by Blue Concept, LLC in April 2005. The lease will expire on March 15, 2015. On January 1, 2006, the Company also signed a sub-tenant agreement for its facility at Commerce, California with Azteca Production International Inc., a company co-owned by Paul Guez.

On July 18, 2006, we entered into lease agreements with Emporium Development, L.L.C. (“Emporium”) to lease approximately 3,272 square feet of space located at 865 Market Street, San Francisco, California 94103. Although executed on July 18, 2006, the term of the Sublease became effective as of July 5, 2006, and will continue for a term expiring on January 31, 2017. We will pay annual rent to Emporium ranging from $261,760 at the commencement of the term to $326,902 at the end of the term. We will also pay, as percentage rental, six percent (6%) of gross sales made in and from the premises in excess of annual breakpoints ranging from $4,362,667 at the commencement of the term to $5,448,373 at the end of the term.

Blue Holdings, Inc. (Formerly Known as Marine Jet Technology Corp.) and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

Minimum future rental payments under non-cancelable operating leases for these facilities and other operating leases for office equipments in operation at December 31, 2006 are as follows:

Lease Obligations
Years Ending December 31,:
2007	$554,758
2008	569,401
2009	584,449
2010	576,860
2011	592,757
Thereafter	2,694,936
$5,573,161

(e)	Purchase Commitments:

As of December 31, 2006, the Company is obligated to purchase $1,196,898 of goods from a vendor.

(f)	Royalty Agreements:

On July 5, 2005 the Company entered into a ten-year license agreement with Yanuk Jeans, LLC. Under the terms of the agreement, the Company became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of the “Yanuk” brand products to the wholesale and retail trade. On October 6, 2005, the Company entered into a five-year license agreement with Yanuk Jeans, LLC. Under the terms of the agreement, the Company became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of Yanuk Jeans, LLC’s “U” brand products to the wholesale and retail trade. Minimum future aggregated guaranteed royalty payments under the royalty agreements with Yanuk Jeans, LLC are as follows:

Blue Holdings, Inc. (Formerly Known as Marine Jet Technology Corp.) and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

Guaranteed Minimum Royalties
Years Ending December 31,:	"Yanuk"	"U"	Total
2007	-	50,000	50,000
2008	137,500	75,000	212,500
2009	162,500	100,000	262,500
2010	187,500	125,000	312,500
2011	-	150,000	150,000
	$487,500	500,000	987,500
NOTE 11-STOCK OPTIONS

Under the Company’s 2005 Stock Incentive Plan (the “Company Plan”), the Company may grant qualified and nonqualified stock options and stock purchase rights to selected employees. The Company reserved 2,500,000 shares of common stock for issuance under the Company Plan. Options to purchase 427,000 shares of common stock were granted in 2005. No options to purchase shares of common stock were exercised or terminated in 2005.

Blue Holdings, Inc. (Formerly Known as Marine Jet Technology Corp.) and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

At December 31, 2006, options outstanding are as follows:

	Number of options	Weighted average exercise price	Value

Balance at January 1, 2005	-
Granted	427,000
Balance at December 31, 2005	427,000	$7.18	0
Granted	270,000	$5.20	0
Exercised	-	-
Cancelled	(361,500)	$5.20	0
Balance at December 31, 2006	335,500	$5.75	0

Additional information regarding options outstanding as of December 31, 2006 is as follows:

	Options outstanding				Options exercisable
	Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

	$8.10	62,000	8.43	$8.10	22,000	$8.10
	$5.30	33,500	8.62	$5.30	25,000	$5.30
	$5.20	240,000	9.00	$5.20	-	-

Total	$5.20 - $8.10	335,500	8.86	$5.75	47,000	$6.61

The total stock based compensation expense for the year ended December 31, 2006 was $200,684. As of December 31, 2006, the unamortized value of these option awards was $517,300 which will be amortized as compensation cost in future periods as the options vest. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2006:

Dividend yield	—
Risk-free interest rate	4.50%
Expected volatility	46.01%
Expected life of options	5 years

Blue Holdings, Inc. (Formerly Known as Marine Jet Technology Corp.) and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

NOTE 13- FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 2006, the Company made certain adjustments to its inventory, accounts receivable and long term deferred tax asset accounts as follows. The Company performed a thorough review of its inventory and determined that certain finished goods inventory would need be adjusted to net realizable value due to changes in the market, and that certain raw material fabric was impaired. As such, the Company either marked-down or reserved approximately $5.4 million dollars of inventory. The Company also provided a $0.5 million reserve against an existing account receivable. In addition, the Company provided a valuation allowance against its long term deferred tax asset, resulting in a charge of approximately $1.4 million.

NOTE 14-SUBSEQUENT EVENTS

On January 12, 2007, the Company entered into a License Agreement with Faith Connexion S.A.R.L., a company formed under the laws of France (“Faith”). Pursuant to the License Agreement, Faith granted an exclusive right and license to use the “Faith Connexion” trademark for the manufacture, marketing, promotion, sale, distribution and other exploitation of men’s and women’s hoodies, t-shirts, sweatshirts, sweatpants and hats in North America (including Canada), South America, Japan and Korea. Compensation for use of the “Faith Connexion” trademark will consist of a royalty calculated as 9% of the Registrant’s net sales arising from products bearing the “Faith Connexion” trademark in the first two years, and 9.5% of net sales in year three. The License Agreement has a term of three years as follows: the first year is comprised of 18 months, year two is comprised of the next six months, and year three is comprised of the following 12 months. Per the agreement, the Company has agreed to a guarantee payment of royalties on identified minimum net sales amounts ranging from $3.5 to $10 million over each of the three years (equal to minimum royalties of $450,000, $315,000, and $950,000, in each of years one (first eighteen months), two (next 6 months) and three (next twelve months), respectively, and to spend at least 3% of actual net sales amounts on marketing and advertising the Faith Connexion trademarked products in the territory.

ITEM 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

ITEM 8A.	Controls and Procedures

As of December 31, 2006, the end of the period covered by this Annual Report on Form 10-KSB, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness relating to the pricing and valuation of inventory.

Management determined that the procedures used in connection with the pricing of cost components of inventory and in connection with the determination of net realizable value of fabric, trim, and finished good inventories contained deficiencies with respect to the manner in which such pricing and valuation was conducted. These control deficiencies did not result in a material misstatement of our prior consolidated financial statements, however, the combination of these deficiencies amounted to a material weakness. In light of this material weakness, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

To remediate the material weakness in our disclosure controls and procedures, management implemented additional documentation control procedures with respect to inventory pricing and valuation to ensure that inventory balances are appropriately supported and priced, and correspondingly reduced to their net realizable values on a timely basis. We have also hired an outside consulting firm with an expertise in designing accounting systems to assist in the design and implementation of these controls.

During the quarter ended December 31, 2006, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	Other Information

Not applicable.

PART III

ITEM 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The information required by this item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) no later than April 30, 2007.

ITEM 10.	Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Executive Compensation” and “Director Compensation” contained in our Proxy Statement to be filed with the SEC no later than April 30, 2007.

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information under the captions “Related Stockholder Matters” and “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement to be filed with the SEC no later than April 30, 2007.

ITEM 12.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information under the captions “Certain Relationships and Related Transactions” and “Director Independence” contained in our Proxy Statement to be filed with the SEC no later than April 30, 2007.

ITEM 13.	Exhibits

See attached Exhibit Index.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the caption “Independent Public Accountants” contained in our Proxy Statement to be filed with the SEC no later than April 30, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE HOLDINGS, INC.

By:	/s/ Paul Guez
Paul Guez, Chairman of the Board, Chief Executive Officer and President
Date: April 2, 2007

POWER OF ATTORNEY

The undersigned directors and officers of Blue Holdings, Inc. do hereby constitute and appoint Paul Guez and Larry Jacobs with full power of substitution and resubstitution, as their true and lawful attorney and agent, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul Guez Paul Guez	Chairman of the Board of Directors, Chief Executive Officer and President	April 2, 2007
/s/ Larry Jacobs Larry Jacobs	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2007
/s/ Gary Freeman Gary Freeman	Director	April 2, 2007
/s/ Marshall Geller Marshall Geller	Director	April 2, 2007
/s/ Kevin Keating Kevin Keating	Director	April 2, 2007

Exhibit Index
EXHIBIT
NUMBER	EXHIBIT TITLE

2.1
Exchange Agreement dated April 14, 2005, among the Registrant, Antik Denim, L.L.C., each member of Antik Denim, L.L.C. and Keating Reverse Merger Fund, LLC. Incorporated by reference to Exhibit 2.5 to the Registrant’s Current Report on Form 8-K (File # 000-33297) filed with the Securities and Exchange Commission on April 15, 2005.

2.2
First Amendment to Exchange Agreement dated June 27, 2005, among the Registrant, Antik Denim, L.L.C., each member of Antik Denim, L.L.C. and Keating Reverse Merger Fund, LLC. Incorporated by reference to Exhibit 2(e) to the Registrant’s Current Report on Form 8-K (File # 000-33297) filed with the Securities and Exchange Commission on June 30, 2005.

2.3
Exchange Agreement dated October 31, 2005, among the Registrant, Taverniti So Jeans, LLC, and the members of Taverniti So Jeans, LLC. Incorporated by reference Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File # 000-33297) filed with the Securities and Exchange Commission on October 31, 2005.

3.1
Articles of Incorporation of the Registrant filed February 9, 2000. Filed previously as an exhibit to the Registrant’s Form 10-SB Registration Statement (File # 000-33297) filed with the Securities and Exchange Commission on October 31, 2001, and again on May 1, 2002.

3.1.1
Certificate of Amendment of Articles of Incorporation of the Registrant filed December 5, 2000. Filed previously as an exhibit to the Registrant’s Form 10-SB Registration Statement (File # 000-33297) filed with the Securities and Exchange Commission on October 31, 2001, and again on May 1, 2002.

3.1.2
Certificate of Amendment of Articles of Incorporation of the Registrant filed January 5, 2001. Filed previously as an exhibit to the Registrant’s Form 10-SB Registration Statement (File # 000-33297) filed with the Securities and Exchange Commission on October 31, 2001, and again on May 1, 2002.

3.1.3
Certificate of Amendment of Articles of Incorporation of the Registrant filed May 16, 2005 and effective June 7, 2005. Filed previously as an exhibit to the Registrant’s Form S-8 Registration Statement (File # 333-127723) filed with the Securities and Exchange Commission on August 19, 2005, and incorporated herein by this reference.

3.2
Bylaws of the Registrant adopted February 12, 2000. Filed previously as an exhibit to the Registrant’s Form 10-SB Registration Statement (File # 000-33297) filed with the Securities and Exchange Commission on October 31, 2001, and again on May 1, 2002.

4.1
Articles of Incorporation of the Registrant filed February 9, 2000. Filed previously as an exhibit to the Registrant’s Form 10-SB Registration Statement (File # 000-33297) filed with the Securities and Exchange Commission on October 31, 2001, and again on May 1, 2002.

4.1.1
Certificate of Amendment of Articles of Incorporation of the Registrant filed December 5, 2000. Filed previously as an exhibit to the Registrant’s Form 10-SB Registration Statement (File # 000-33297) filed with the Securities and Exchange Commission on October 31, 2001, and again on May 1, 2002.

4.1.2
Certificate of Amendment of Articles of Incorporation of the Registrant filed January 5, 2001. Filed previously as an exhibit to the Registrant’s Form 10-SB Registration Statement (File # 000-33297) filed with the Securities and Exchange Commission on October 31, 2001, and again on May 1, 2002.

4.1.3
Certificate of Amendment of Articles of Incorporation of the Registrant filed May 16, 2005 and effective June 7, 2005. Filed previously as an exhibit to the Registrant’s Form S-8 Registration Statement (File # 333-127723) filed with the Securities and Exchange Commission on August 19, 2005, and incorporated herein by this reference.

4.2
Bylaws of the Registrant adopted February 12, 2000. Filed previously as an exhibit to the Registrant’s Form 10-SB Registration Statement (File # 000-33297) filed with the Securities and Exchange Commission on October 31, 2001, and again on May 1, 2002.

10.1
Assumption Agreement dated January 20, 2005, among the Registrant, Intellijet Marine, Inc. and Jeff P. Jordan. Incorporated by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K (File # 000-33297) filed with the Securities and Exchange Commission on February 10, 2005.

10.2
Financial Advisory Agreement dated April 29, 2005, between the Registrant and Keating Securities, LLC. Filed previously as an exhibit to the Registrant’s Current Report on Form 8-K (File # 000-33297) filed with the Securities and Exchange Commission on April 29, 2005 and incorporated herein by this reference.

10.3
License Agreement dated July 5, 2005, between the Registrant and Yanuk Jeans, LLC. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File # 000-33297) filed with the Securities and Exchange Commission on July 7, 2005.

10.4
Employment Agreement dated July 8, 2005, between the Registrant and Philippe Naouri. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File # 000-33297) filed with the Securities and Exchange Commission on July 14, 2005.

10.5
Service Agreement dated May 18, 2005, between Antik Denim, L.L.C. and Blue Concept, LLC. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on August 12, 2005.

10.6
First Amendment to Employment Agreement dated August 1, 2005, between the Registrant and Philippe Naouri. Incorporated by reference Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File # 000-33297) filed with the Securities and Exchange Commission on August 25, 2005, and incorporated herein by this reference.

10.7
Form of Indemnification Agreement between the Registrant and each of its executive officers and directors. Incorporated by reference to Exhibit 10.7 to the Registrant’s Form SB-2 Registration Statement (File # 333-128288) filed with the Securities and Exchange Commission on September 13, 2005.

10.8
License Agreement dated September 8, 2005, between Antik Denim, LLC and Titan Industries, Inc. Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 8, 2005.

10.9
License Agreement dated to be effective October 5, 2005, between the Registrant and Yanuk Jeans, LLC. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File # 000-33297) filed with the Securities and Exchange Commission on October 7, 2005.

10.10
Employment Agreement dated November 14, 2005, between Antik Denim, LLC and Alexandre Caugant. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2005.

10.11
Factoring Agreement dated October 18, 2004, between Antik Denim, LLC and FTC Commercial Corp. Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB (File # 000-33297) filed with the Securities and Exchange Commission on March 23, 2006.

10.12
Factoring Agreement dated November 22, 2004, between Taverniti So Jeans, LLC and FTC Commercial Corp. Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB (File # 000-33297) filed with the Securities and Exchange Commission on March 23, 2006.

10.13
Factoring Agreement dated July 25, 2005, between the Registrant and FTC Commercial Corp. Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB (File # 000-33297) filed with the Securities and Exchange Commission on March 23, 2006.

10.14
Amendment No. 1 to Factoring Agreement dated September 1, 2005, between Antik Denim, LLC and FTC Commercial Corp. Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-KSB (File # 000-33297) filed with the Securities and Exchange Commission on March 23, 2006.

10.15
Amendment No. 1 to Factoring Agreement dated September 1, 2005, between the Registrant and FTC Commercial Corp. Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB (File # 000-33297) filed with the Securities and Exchange Commission on March 23, 2006.

10.16
Amendment No. 1 to Factoring Agreement entered into on December 22, 2005 and dated as of October 1, 2005, between Taverniti So Jeans, LLC and FTC Commercial Corp. Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-KSB (File # 000-33297) filed with the Securities and Exchange Commission on March 23, 2006.

10.17
Amendment No. 2 to Factoring Agreement entered into on December 22, 2005 and dated as of October 1, 2005, between Antik Denim, LLC and FTC Commercial Corp. Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-KSB (File # 000-33297) filed with the Securities and Exchange Commission on March 23, 2006.

10.18
Amendment No. 2 to Factoring Agreement entered into on December 22, 2005 and dated as of October 1, 2005, between the Registrant and FTC Commercial Corp. Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB (File # 000-33297) filed with the Securities and Exchange Commission on March 23, 2006.

10.19
Amendment No. 2 to Factoring Agreement entered into on December 22, 2005 and dated as of December 1, 2005, between Taverniti So Jeans, LLC and FTC Commercial Corp. Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-KSB (File # 000-33297) filed with the Securities and Exchange Commission on March 23, 2006.

10.20
Amendment No. 3 to Factoring Agreement entered into on December 22, 2005 and dated as of January 1, 2006, between Antik Denim, LLC and FTC Commercial Corp. Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-KSB (File # 000-33297) filed with the Securities and Exchange Commission on March 23, 2006.

10.21
Amendment No. 3 to Factoring Agreement entered into on December 22, 2005 and dated as of January 1, 2006, between the Registrant and FTC Commercial Corp. Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-KSB (File # 000-33297) filed with the Securities and Exchange Commission on March 23, 2006.

10.22
Amendment No. 3 to Factoring Agreement entered into on December 22, 2005 and dated as of December 21, 2005, between Taverniti So Jeans, LLC and FTC Commercial Corp. Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-KSB (File # 000-33297) filed with the Securities and Exchange Commission on March 23, 2006.

10.23
Guaranty dated November 28, 2005, among the Registrant, Antik Denim, LLC and FTC Commercial Corp. Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-KSB (File # 000-33297) filed with the Securities and Exchange Commission on March 23, 2006.

10.24
Guaranty dated July 2005, between the Registrant and FTC Commercial Corp. Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-KSB (File # 000-33297) filed with the Securities and Exchange Commission on March 23, 2006.

10.25
Letter of Intent dated March 31, 2006, between the Registrant and Global Fashion Group, SA. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on May 15, 2006.

10.26
Sublease dated April 27, 2006 between the Registrant and Azteca Production International, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File # 000-33297) filed with the Securities and Exchange Commission on May 3, 2006.

10.27
Agreement and Plan of Merger dated June 19, 2006, among the Registrant, LR Acquisition Corporation, Long Rap, Inc., the stockholders of Long Rap, Inc. and Charles Rendelman. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File # 000-33297) filed with the Securities and Exchange Commission on June 23, 2006.

10.28
Amendment No. 1 to License Agreement dated October 5, 2005, dated July 14, 2006, between the Registrant and Yanuk Jeans, LLC. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.29
Lease dated July 18, 2006, between the Registrant and Emporium Development, L.L.C. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.30
Lease Addendum dated July 18, 2006, between the Registrant and Emporium Development, L.L.C. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.31
Assignment, Assumption and Amendment Agreement dated July 31, 2006, among Taverniti So Jeans, LLC, Caitac International, Inc. and Blue Concept, LLC. Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.32
Inventory Loan Facility Agreement dated July 25, 2005, between the Registrant and FTC Commercial Corp. Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.33
Inventory Loan Facility Agreement dated July 25, 2005, between Antik Denim, LLC and FTC Commercial Corp. Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.34
Inventory Loan Facility Agreement dated October 31, 2005, between Taverniti So Jeans, LLC and FTC Commercial Corp. Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.35
Amendment No. 1 to Inventory Loan Facility Agreement dated July 25, 2005, dated August 4, 2006 and Effective as of July 26, 2005, between the Registrant and FTC Commercial Corp. Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.36
Amendment No. 2 to Inventory Loan Facility Agreement dated July 25, 2005, dated August 4, 2006 and Effective as of October 31, 2005, between the Registrant and FTC Commercial Corp. Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.37
Amendment No. 3 to Inventory Loan Facility Agreement dated July 25, 2005, dated August 4, 2006 and Effective as of January 1, 2006, between the Registrant and FTC Commercial Corp. Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.38
Amendment No. 1 to Inventory Loan Facility Agreement dated July 25, 2005, dated August 4, 2006 and Effective as of July 26, 2005, between Antik Denim, LLC and FTC Commercial Corp. Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.39
Amendment No. 2 to Inventory Loan Facility Agreement dated July 25, 2005, dated August 4, 2006 and Effective as of October 31, 2005, between Antik Denim, LLC and FTC Commercial Corp. Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.40
Amendment No. 3 to Inventory Loan Facility Agreement dated July 25, 2005, dated August 4, 2006 and Effective as of January 1, 2006, between Antik Denim, LLC and FTC Commercial Corp. Incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.41
Amendment No. 1 to Inventory Loan Facility Agreement dated October 31, 2005, dated August 4, 2006 and Effective as of January 1, 2006, between Taverniti So Jeans, LLC and FTC Commercial Corp. Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.42
Guaranty dated October 31, 2005, between Taverniti So Jeans, LLC and FTC Commercial Corp. Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.43
Guaranty dated October 31, 2005, between Taverniti So Jeans, LLC and FTC Commercial Corp. Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.44
Guaranty dated July 25, 2005 between Antik Denim, LLC and FTC Commercial Corp. Incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.45
Indemnity Agreement for Factor and Supplier Guarantees, dated August 4, 2006 and Effective January 1, 2006, among the Registrant and FTC Commercial Corp. Incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.46
Indemnity Agreement for Factor and Supplier Guarantees, dated August 4, 2006 and Effective January 1, 2006, among Antik Denim, LLC and FTC Commercial Corp. Incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.47
Indemnity Agreement for Factor and Supplier Guarantees, dated August 4, 2006 and Effective January 1, 2006, among Taverniti So Jeans, LLC and FTC Commercial Corp. Incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.48
Continuing Security Agreement dated June 25, 2005, between the Registrant and FTC Commercial Corp. Incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.49
Continuing Security Agreement dated June 25, 2005, between Antik Denim, LLC and FTC Commercial Corp. Incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.50
Continuing Security Agreement dated October 31, 2005, between Taverniti So Jeans, LLC and FTC Commercial Corp. Incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.51
Amendment to Continuing Security Agreement dated June 25, 2005, dated August 4, 2006 and Effective October 31, 2005, between the Registrant and FTC Commercial Corp. Incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.52
Amendment to Continuing Security Agreement dated June 25, 2005, dated August 4, 2006 and Effective October 31, 2005, between Antik Denim, LLC and FTC Commercial Corp. Incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.53
Revolving Promissory Note dated August 7, 2006, between the Registrant and Paul Guez. Incorporated by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.54
Joint Venture Agreement Term Sheet dated September 15, 2006, among the Registrant, Philippe Naouri and Alexandre Caugant. Incorporated by reference to Exhibit 10.27.1 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.55
Membership Acquisition Agreement dated September 20, 2006, between the Registrant and Life & Death, LLC. Incorporated by reference to Exhibit 10.27.2 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.56
Operating Agreement of Life & Death, LLC. Incorporated by reference to Exhibit 10.27.3 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.57
Assignment and Assumption of Lease effective as of August 1, 2005, among the Registrant, Blue Concept, LLC and Melrose Edinburgh, LLC. Incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.58
Letter terminating Letter of Intent with Global Fashion Group, SA. Incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.59
Letter terminating Agreement and Plan of Merger with Long Rap, Inc. Incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.60	Summary of Terms for Licensing Term sheet dated December 4, 2006, between the Antik Denim, LLC and North Star International, Inc.

10.61	License Agreement dated January 12, 2007, between the Registrant and Faith Connexion S.A.R.L.

23.1	Consent of Weinberg & Company, P.C.

24.1	Power of Attorney (included as part of the Signature Page of this Registration Statement).

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
2005 Stock Incentive Plan and Form of Stock Option Agreement of the Registrant. Filed previously as an exhibit to the Registrant's Form S-8 Registration Statement (File # 333-127723), filed with Securities and Exchange Commission on August 19, 2005, and incorporated herein by this reference.