Form 10KSB/A
period 2006-12-31
BLUE HOLDINGS, INC.
filed 2007-04-30
CIK 1139683

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):                                                                                                         Yes   ☐   No   ☒

EXPLANATORY NOTE

The following Items amend the Annual Report on Form 10-KSB filed by Blue Holdings, Inc. (the “Company”) on April 2, 2007 (the “Form 10-KSB”), as permitted by the rules and regulations promulgated by the Securities and Exchange Commission. The Form 10-KSB is hereby amended to insert those Items as set forth herein. All capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-KSB.

PART III

ITEM 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the names, positions and ages of our current executive officers and directors. At each annual meeting of our stockholders, directors are elected for a one-year term. Officers are appointed by our board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of our board of directors.

Name	Age	Position Held

Paul Guez	62	Chairman, Chief Executive Officer and President
Larry Jacobs	59	Chief Financial Officer and Secretary
Scott Drake	58	President of Sales and Chief Operating Officer
Kevin R. Keating (1)	67	Director
Marshall Geller (1)	68	Director
Gary Freeman (1)	39	Director

(1)	Member of the Audit Committee, Governance and Nominating Committee and Compensation Committee of our board of directors.

DIRECTORS

Paul Guez
Paul Guez became our Chairman, Chief Executive Officer and President on April 29, 2005. Mr. Guez is the sole Manager of Antik and Taverniti, and is a co-owner of Blue Concept, LLC (“Blue Concept”) and its several affiliates, which are engaged in the design, marketing, manufacturing and wholesale distribution of premium fashion collections for a growing stable of contemporary brands, including “Duarte Jeans,” “Elvis,” “Memphis Blues” and “Grail Jeans.” For the nine year period prior to the formation of Blue Concept in 2002, Mr. Guez co-operated Azteca Production International, Inc., a Los Angeles based manufacturer of denim apparel. Mr. Guez started his career in the apparel industry in 1976, when he launched Sasson Jeans.

Kevin R. Keating
Kevin R. Keating has served on our board of directors since January 2005 and prior to the consummation of our exchange transaction with Antik, served as our sole officer and director. Mr. Keating is the Managing Member of Vero Management, LLC, which provides managerial, administrative, and financial consulting services for micro-cap public companies. For more than 40 years he has been engaged in various aspects of the investment business. Mr. Keating began his Wall Street career with the First Boston Corporation in New York in 1965. From 1967 through 1974, he was employed by several institutional research boutiques where he functioned as Vice President Institutional Equity Sales. From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm. From 1982 through 2006, he was associated with a variety of securities firms as a registered representative servicing the investment needs of high net worth individual investors. Mr. Keating is also the manager and sole member of Vero Management, LLC, which had a management agreement with us. Mr. Keating also serves on the board of directors of 99 Cent Stuff, Inc., Blue Holdings, Inc., People’s Liberation, Inc., Catalyst Lighting Group, Inc., Wentworth II, Inc., Wentworth IV, Inc. and Wentworth V, Inc., and on the compensation committee of the board of directors of 99 Cent Stuff, Inc.

Marshall Geller
Marshall Geller became a member of our board of directors on August 1, 2005. Mr. Geller is a co-founder and Senior Managing Director of St. Cloud Capital Partners, L.P., a Los Angeles, California-based mezzanine fund formed in December 2001. He is also the Chairman and CEO of Geller & Friend Capital Partners, a Los Angeles based private merchant bank. He has extensive experience initiating, arranging and making investments in public and private companies. Mr. Geller spent over twenty years as Senior Managing Director for Bear, Stearns & Company, with oversight of all operations in Los Angeles, San Francisco, Chicago, Hong Kong and the Far East. He is currently a director of public companies including 1st Century Bank, NA, ValueVision Media, Inc., and GP Strategies Corporation. Mr. Geller also serves as a member of the Board of Governors of Cedars-Sinai Medical Center, Los Angeles. He was previously the Interim Co-Chairman of Hexcel Corporation and Interim President and COO of Players International, Inc. Mr. Geller graduated from California State University, Los Angeles, with a BS in Business Administration, where he currently serves on the Dean’s Advisory Council for the College of Business & Economics. Mr. Geller’s term of service will cease at the 2007 Annual Meeting.

Gary Freeman
Gary Freeman became a member of our board of directors on December 16, 2005. Mr. Freeman is currently a Partner in Bandari, Beach, Lim & Cleland’s Audit and Accounting services division. Having more than 15 years of experience in accounting and consulting, Mr. Freeman has provided his expertise to a variety of privately and publicly-held growth businesses in strategic planning, business consulting, auditing and accounting services. Mr. Freeman has also assumed interim senior level management roles at public and private companies during his career, including as Co-President and Chief Financial Officer of Trestle Holdings (TLHO.OB). Mr. Freeman’s previous experience includes ten years with BDO Seidman, LLP, including two years as an Audit Partner.

EXECUTIVE OFFICERS

Larry Jacobs
Larry Jacobs became our Chief Financial Officer and Secretary on December 7, 2007. Mr. Jacobs has 35 years of experience in auditing, financial consulting, operational and administrative management. Prior to joining us, Mr. Jacobs was the Chief Operating Officer of Complete Clothing Company, an apparel company based in Vernon, Calif. In this position, Mr. Jacobs was responsible for all operational aspects of the business including financial management, licensing and forecasting. Previously, Mr. Jacobs was President of Cumran, Inc., where he oversaw all financial, marketing and sales functions of the apparel company in Chatsworth, California. Before joining the apparel industry, Mr. Jacobs spent 20 years in public accounting at Stonefield Josephson as an audit and business consulting partner. Mr. Jacobs’ experience also includes serving as a senior accountant in the Division of Corporate Finance of the United States Securities and Exchange Commission and also in the SEC’s Division of Enforcement.

Scott Drake
Scott Drake became our President of Sales and Chief Operating Officer on March 28, 2007. Mr. Drake has over 25 years of experience in the apparel business. Previously, Mr. Drake was the President of Visual Concept Image, an apparel manufacturer that specializes in contemporary denim and knit-based collections whose clients included Banana Republic, Lucky Brand Jeans, St. John, Hudson, Kitson and many others. Prior to that, Mr. Drake was the President of Blue Pen Inc., a contemporary denim company where he was responsible for the sales, marketing and supervision of production of all brands under the Blue Pen Company, as well as Blue Cult Inc., Sacred Blue and Blue 2. Additionally, Mr. Drake developed The Blue 2 Brand that shipped over $15 million in sales in its first 18 months of operations and created a Private label business with the Express division of the Limited Corporation with revenue totaling $10 million in the first year.

None of our officers and directors have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, nor have they been a party to any judicial or administrative proceeding during the past five years, except for matters that were dismissed without sanction or settlement, that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

Identification of Audit Committee

Our board of directors has a separately designated standing Audit Committee. Our Audit Committee currently consists of Messrs. Freeman, Geller and Keating, each of whom is independent within the meaning of the applicable rules for companies traded on The NASDAQ Capital Market (NASDAQ). Mr. Freeman serves as the Chairman of our Audit Committee. Our Audit Committee is responsible for the engagement our independent public accountants, reviews the scope of the audit to be conducted by the independent public accountants, and periodically meets with the independent public accountants and our Chief Financial Officer to review matters relating to our financial statements, our accounting principles and our system of internal accounting controls. Our Audit Committee reports its recommendations as to the approval of our financial statements to our board of directors. The role and responsibilities of our Audit Committee are more fully set forth in a written charter adopted by our board of directors. Our Audit Committee reviews and reassesses the Amended and Restated Audit Committee Charter annually and recommends any changes to our board of directors for approval.

Audit Committee Financial Expert

Our board of directors has determined that Mr. Freeman is an audit committee financial expert, as defined in Item 407(d)(5) of Regulation S-B. Mr. Freeman is an independent director within the meaning of the applicable rules for companies traded on NASDAQ.

Code of Ethical Conduct

Our board of directors has adopted a Code of Ethical Conduct (the “Code of Conduct”). We require all employees, directors and officers, including our Chief Executive Officer and Chief Financial Officer, to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. The Code of Conduct contains additional provisions that apply specifically to our Chief Financial Officer and other financial officers with respect to full and accurate reporting. The Code of Conduct is available on our website at www.blueholdings.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2005, all of our executive officers, directors and the holders of 10% or more of our common stock complied with all Section 16(a) filing requirements, except for Paul Guez who did not timely file a Form 5 reporting two transactions, and Elizabeth Guez who did not timely file a Form 5 reporting two transactions.

ITEM 10. Executive Compensation

Summary Compensation Table

The following table sets forth, as to each person serving as Chief Executive Officer and Chief Financial Officer during 2006, and the three most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers at the end of the 2006 whose compensation exceeded $100,000 (referred to as named executive officers), information concerning all compensation paid for services to us in all capacities for 2006.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Paul Guez(2) Chief Executive Officer and President	2006	—	—	—	—
Patrick Chow(3) Former Chief Financial Officer and Secretary	2006	317,565	—	—	317,565
Philippe Naouri(4) Senior Vice President of Design, Antik Denim, LLC	2006	240,000	—	10,197	250,197

(1)
The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2006: grant date fair value of $5.75; dividend yield of 0; risk free interest rate of 4.5%; expected volitality of 46.01% and an expected life of 5 years.

(2)	Mr. Guez did not receive any compensation from us in connection with services rendered as our Chief Executive Officer and President.

(3)
Mr. Chow’s employment with us terminated on December 7, 2006, following which Mr. Chow continued to provide consulting services to us. Mr. Chow was entitled to receive an annual salary of $350,000 during fiscal 2006. Mr. Chow forfeited his 300,000 options, which had an associated compensation cost of $305,000 in fiscal 2006, when his employment with us terminated on December 7, 2006.

(4)
Mr. Naouri is party to an employment agreement with Antik Denim, LLC pursuant to which he is entitled to an annual salary of $240,000 and may also receive a discretionary bonus as determined by the compensation committee of our board of directors.

Employment Agreements

Antik executed a letter agreement dated March 21, 2005 with Messrs. Naouri and Caugant, two of its principal designers and former members, pursuant to which Antik agreed that, to the extent Antik closed its exchange transaction with the Company, Antik would, or would use its best efforts to cause the Company to, enter into employment agreements with each of Messrs. Naouri and Caugant whereby such individuals would (i) perform fashion design services for Antik or the Company, (ii) be entitled to receive annual salaries of $240,000, plus bonuses based on net sales arising from “Antik Denim” brand apparel, and (iii) be entitled to receive such other benefits as Antik or the Company may elect to offer to our other employees from time to time.

On July 8, 2005, we entered into an Employment Agreement with Philippe Naouri based on the foregoing letter agreement entered into with Antik. This agreement was amended on August 23, 2005. Pursuant to the terms of Mr. Naouri’s employment agreement, as amended, Mr. Naouri was engaged as the President of Antik Denim, LLC, in charge of design, development, manufacturing, marketing and wholesale of apparel and related accessories bearing the “Antik Denim” trademark, for a term of 5 years commencing on July 11, 2005 and terminating on July 10, 2010. Mr. Naouri receives an annual salary of $240,000 and is entitled to participate in our bonus, incentive stock option, savings and retirement plans as such plans become available. On November 14, 2005, Antik engaged Mr. Naouri to serve as its President. On April 6, 2006, Mr. Naouri resigned as the president of Antik. Mr. Naouri continues to provide services to Antik as a Senior Vice President of design pursuant to his Employment Agreement with Antik. The parties to the Employment Agreement have agreed to resolve all disputes arising under the Employment Agreement through binding arbitration.

On November 14, 2005, Antik entered into an Employment Agreement with Mr. Caugant. Mr. Caugant was engaged by Antik as a Senior Vice President for a term of 5 years commencing on November 14, 2005 and terminating on November 13, 2010. Mr. Caugant will receive an annual salary of $240,000 and is entitled to participate in our bonus, incentive, stock option, savings, welfare benefit and retirement plans as he becomes eligible. Mr. Caugant continues to provide services to Antik pursuant to his Employment Agreement with the Company. The parties to the Employment Agreement have agreed to resolve all disputes arising under the Employment Agreement through binding arbitration.

These employment agreements do not provide for payments in connection with the resignation, retirement or other termination of the officers party thereto, or a change in control of our company or a change in such officers’ responsibilities following a change in control of our company.

Outstanding Equity Awards at Fiscal Year-End 2006

There were no outstanding stock options held by the named executive officers as of December 31, 2006.

Director Compensation

The general policy of our board of directors is that compensation for independent directors should be a mix of cash and equity-based compensation. We do not pay management directors for board service in addition to their regular employee compensation. The Compensation Committee, which consists solely of independent directors, has the primary responsibility for reviewing and considering any revisions to director compensation. The Board reviews the committee’s recommendations and determines the amount of director compensation. The committee can engage the services of outside advisers, experts, and others to assist the committee in determining director compensation. During 2006, the committee did not use an outside adviser to aid in setting director compensation.

Our board of directors followed the recommendation of the committee and maintained director compensation at the same levels in 2006 as was paid in 2005, as follows:

•	annual cash retainer of $5,000;

•	annual Audit Committee chairperson fee of $2,000; and

•	stock option grant of 30,000 shares upon the director’s first election or appointment to the Board.

The following table details the total compensation earned by the company’s non-employee directors in 2006.

Director Summary Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Gary Freeman(2)	7,000	21,900	—	28,900
Marshall Geller(3)	5,000	33,400	—	38,400
Kevin Keating(4)	5,000	33,400	3,990	42,390
Robert G. Lynn(5)	3,750	—	6,872	10,622

(1)
The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2006: grant date fair value of $5.75; dividend yield of 0; risk free interest rate of 4.5%; expected volitality of 46.01% and an expected life of 5 years.

(2)	Mr. Freeman had 32,000 options outstanding at December 31, 2006, of which 22,000 were exercisable at an exercise price of $5.30. The remaining options vest on December 16, 2007.

(3)
Mr. Geller had 31,500 options outstanding at December 31, 2006, of which 1,500 were exercisable at an exercise price of $5.30 and 20,000 were exercisable at an exercise price of $8.10. The remaining options vest on August 5, 2007.

(4)	Mr. Keating had 32,000 options outstanding at December 31, 2006, of which 22,000 were exercisable at an exercise price of $8.10. The remaining options vest on August 5, 2007.

(5)
Mr. Lynn had no options outstanding at December 31, 2006. Mr. Lynn resigned as a director on November 3, 2006 and forfeited his 31,500 options, which had an associated compensation cost of $21,900 in fiscal 2006, as of the same date.

Directors receive cash fees in quarterly installments. Annual retainers are prorated so that adjustments can be made during the year. Directors’ options vest in equal annual installments over a three-year period from the date of grant.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding the beneficial ownership of our common stock as of April 25, 2007 by each of the named executive officers, each of our directors, all of our directors and executive officers as a group, and each stockholder known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options from the Company that are currently exercisable or exercisable within 60 days of April 25, 2007 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 26,057,200 shares of our common stock outstanding on April 25, 2007. Unless otherwise indicated, the address of each of the named executive officers, directors, director nomiees and 5% or more stockholders named below is c/o Blue Holdings, Inc., 5804 E. Slauson Avenue, Commerce, California 90040.

	Number of Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage of Shares Outstanding

Named Executive Officers and Directors:
Paul Guez (1)	18,743,147	71.9%
Patrick Chow	—	—
Larry Jacobs	—	—
Alexandre Caugant	1,064,741	4.1%
Philippe Naouri	610,000	2.3%
Scott Drake	—	—
Kevin R. Keating (2)	78,983	*
Gary Freeman (3)	22,000	*
Marshall Geller (4)	21,500	*

All 10 directors and executive officers and directors as a group (5)	20,540,371	78.6%

5% Stockholders:

Elizabeth Guez (1)	18,743,147	71.9%

* Less than 1%

(1)	Consists of 16,576,147 shares of common stock beneficially held by Paul Guez, and 2,167,000 shares of common stock beneficially held by Elizabeth Guez, Paul Guez’ spouse.

(2)
Includes 22,000 shares of common stock that may be acquired from the Company within 60 days of April 25, 2007 upon the exercise of outstanding stock options. Kevin R. Keating, a director of the company, is the father of the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KRM Fund. Keating Investments, LLC is also the managing member and 90% owner of Keating Securities, LLC, a registered broker-dealer. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, KRM Fund or Keating Securities, LLC and disclaims any beneficial interest in the shares of our common stock owned by KRM Fund. Similarly, Keating Investments, LLC, KRM Fund and Keating Securities, LLC disclaim any beneficial interest in the shares of our common stock currently owned by Kevin R. Keating.

(3)	Consists of 22,000 shares of common stock that may be acquired from the Company within 60 days of April 25, 2007 upon the exercise of outstanding stock options.

(4)	Consists of 21,500 shares of common stock that may be acquired from the Company within 60 days of April 25, 2007 upon the exercise of outstanding stock options.

(5)	Includes of 65,500 shares of common stock that may be acquired from the Company within 60 days of April 25, 2007 upon the exercise of outstanding stock options.

Changes in Control

We do not have any arrangements which may at a subsequent date result in a change in control.

Securities Authorized for Issuance under Equity Compensation Plans

The disclosure provided under the caption “Equity Compensation Plan Information” included in Item 5 of the Form 10-KSB is incorporated herein by reference.

ITEM 12. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below, since January 1, 2006, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds $120,000; and

•
in which any director, nominee for director named in this Proxy Statement, executive officer, other stockholders of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

From time to time, our majority shareholder, Paul Guez, made advances to us to support our working capital needs. These advances were non-interest bearing and unsecured, with no formal terms of repayment. On July 1, 2006, Mr. Guez converted the advances to a line of credit in an agreement with us. The line of credit allows us to borrow from him up to a maximum of $3 million at an interest rate of 6% per annum. We may repay the advances in full or in part at any time until the credit line expires and repayment is required, on December 31, 2007. As of December 31, 2006, the balance of these advances was $1,876,991, and accrued interest thereon was $68,190.

We purchased fabric at cost from Blue Concept, LLC which is owned by Paul Guez, our Chairman and Chief Executive Officer, for $294,925 during the year ended December 31, 2006.

Azteca Production International Inc. is one of our contractors in Mexico and is co-owned by Paul Guez. During 2006, we paid them sewing and other sub-contracting charges in the amount of $2,533,968. Azteca principally provided manufacturing services to Taverniti.

We also purchased finished Yanuk products from Blue Concept, LLC. These purchases were made at a cost plus basis to cover the cost of goods sold plus allocated overhead. Off -price Yanuk products were sold on behalf of Blue Concept, LLC with an overhead recovery charged to Blue Concept, LLC. During the years ended December 31, 2006, total purchases of Yanuk products from Blue Concept, LLC amounted to $490,752.

Since January 1, 2006, we have leased our facility at Commerce, California from Azteca Production International Inc. as a sub-tenant and are paying Azteca $19,030 per month. Rent expense includes $249,180 paid under this lease during the year ended December 31, 2006.

On July 5, 2005 we entered into a ten-year license agreement with Yanuk Jeans, LLC. Under the terms of the agreement, we became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of the Yanuk brand products to the wholesale and retail trade. We pay to Yanuk Jeans, LLC a royalty of six percent of all net sales of the licensed products and a guaranteed minimum royalty on an annual basis. In addition, during the term of the license agreement, we have the option to purchase from Yanuk Jeans, LLC the property licensed under the agreement. The royalties for the year ended December 31, 2006 paid or payable to Yanuk Jeans, LLC under this agreement totaled $277,139. Yanuk Jeans, LLC is solely owned by Paul Guez.

On October 6, 2005, we entered into a five-year license agreement with Yanuk Jeans, LLC. Under the terms of the agreement, we became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of Yanuk Jeans, LLC’s U brand products to the wholesale and retail trade. We pay to Yanuk Jeans, LLC a royalty of five percent of all net sales of the licensed products and shall pay a guaranteed minimum royalty on an annual basis. In addition, during the term of the license agreement, we have the option to purchase from Yanuk Jeans, LLC the property licensed under the agreement. We did not pay any royalties to Yanuk Jeans, LLC under this agreement for the year ended December 31, 2006.

Paul Guez and the living trust of Paul and Elizabeth Guez have guaranteed all advances and ledger debt due to our factor.

Taverniti is the exclusive licensee for the design, development, manufacture, sale, marketing and distribution of the Taverniti So Jeans trademark in the denim and knit sports wear categories for men and women. It is paying royalties to Taverniti Holdings, LLC in the range of 5-8 percent depending on the net sales of the licensed products pursuant to a license agreement with Taverniti Holdings, LLC. Taverniti Holdings, LLC is jointly owned by Paul Guez (60%) and Jimmy Taverniti (40%), the designer of the products for the brand, and Mr. Guez is the sole manager. The license agreement was signed in May 2004 and expires on December 31, 2015. Royalties paid or payable for the year ended December 31, 2006 amounted to $1,053,263.

Since December 2005, the majority of our board of directors has been comprised of “independent” directors within the meaning of the applicable rules for companies traded on NASDAQ. During 2006, the Board of Directors determined that each of Gary Freeman, Marshall Geller and Kevin Keating were independent.

ITEM 13. Exhibits

See attached Exhibit Index.

ITEM 14. Principal Accountant Fees and Services

Audit Fees

Weinberg our independent accountants billed us an aggregate of approximately $127,252 and $88,844 in fees for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2006 and December 31, 2005, respectively, and the reviews of the financial statements included in our Form 10-QSB’s for fiscal 2006 and 2005.

Audit-Related Fees

Weinberg billed us an aggregate of approximately $38,062 and $48,461 in fees for assurance and related services related to the audit of our annual financial statements for the fiscal years ended December 31, 2006 and December 31, 2005, respectively.

Our Audit Committee is directly responsible for interviewing and retaining our independent accountant, considering the accounting firm’s independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. The Audit Committee does not delegate these responsibilities. During each of the fiscal years ended December 31, 2006 and December 31, 2005, respectively, our Audit Committee pre-approved 100% of the services described above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE HOLDINGS, INC.

By:	/s/ Paul Guez
Paul Guez, Chairman of the Board, Chief Executive Officer and President

Date: April 30, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Guez	Chairman of the Board of Directors,	April 30, 2007
Paul Guez	Chief Executive Officer and President

/s/ Larry Jacobs	Chief Financial Officer (Principal	April 30, 2007
Larry Jacobs	Financial and Accounting Officer)

*	Director	April 30, 2007
Gary Freeman

*	Director	April 30, 2007
Marshall Geller

*	Director	April 30, 2007
Kevin Keating

*  /s/ Larry Jacobs
Larry Jacobs
Attorney-in-Fact

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

10.10
Employment Agreement dated November 14, 2005, between Antik Denim, LLC and Alexandre Caugant. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File # 000-33297) filed with the Securities and Exchange Commission on November 18, 2005.

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

10.60	Licensing Term sheet dated December 4, 2006, between the Antik Denim, LLC and North Star International, Inc. (Previously filed with the Form 10-KSB.)

10.61	Summary of Terms for License Agreement dated January 12, 2007, between the Registrant and Faith Connexion S.A.R.L. (Previously filed with the Form 10-KSB.)

23.1	Consent of Weinberg & Company, P.C. (Previously filed with the Form 10-KSB.)

24.1	Power of Attorney (included as part of the Signature Page of the Form 10-KSB).

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
2005 Stock Incentive Plan and Form of Stock Option Agreement of the Registrant. Filed previously as an exhibit to the Registrant’s Form S-8 Registration Statement (File # 333-127723), filed with the Securities and Exchange Commission on August 19, 2005, and incorporated herein by this reference.

______________________________________________