Form 10-Q
period 2007-03-31
BLUE HOLDINGS, INC.
filed 2007-05-15
CIK 1139683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2007

Commission File Number: 000-33297

BLUE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0450923
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5804 E. Slauson Ave., Commerce, CA 90040
(Address of principal executive offices)

(323) 725-5555
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated File ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 9, 2007, 26,057,200 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

		Page

PART I	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2007
	(Unaudited) and December 31, 2006	3

	Condensed Consolidated Statements of Operations (Unaudited)	4

	Condensed Consolidated Statement of Shareholders’ Equity (unaudited)	5

	Condensed Consolidated Statements of Cash Flows (Unaudited)	6

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II	Other Information

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 6.	Exhibits	36

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

ASSETS
	2007	2006
	(Unaudited)
Current assets:
Cash	$164,104	$109,031
Due from factor, net of reserves of $0 and $178,801, respectively	17,276	1,366,588
Accounts receivable, net of reserves of $1,169,330 and $901,941 respectively:	-
- Purchased by factor with recourse	8,535,383	7,662,198
- Others	176,299	19,312
Inventories, net of reserves of $1,289,508 and $1,742,893 respectively	8,805,701	5,394,006
Income taxes receivable	2,053,235	2,030,919
Deferred income taxes	2,199,467	2,488,082
Prepaid expenses and other current assets	688,381	396,810
Total current assets	22,639,846	19,466,946

Deferred income taxes	453,972	-
Property and equipment, less accumulated depreciation	1,564,191	1,611,171
Total assets	$24,658,009	$21,078,117

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank overdraft	$412,682	$266,788
Accounts payable	3,575,144	2,820,024
Short-term borrowings	12,420,272	10,026,814
Due to related parties	630,865	710,153
Advances from majority shareholder	2,051,896	1,876,991
Current portion of liability for unrecognized tax benefits	145,568	-
Accrued expenses and other current liabilities	1,869,294	2,133,932
Total current liabilities	21,105,721	17,834,702

Non-current portion of liability for unrecognized tax benefits	170,884	-
Total liabilities	21,276,605	17,834,702

Stockholders' equity:
Common stock $0.001 par value,
75,000,000 shares authorized,
26,057,200 shares issued and outstanding	26,057	26,057
Additional paid-in capital	5,017,110	4,964,091
Accumulated deficit	(1,661,763)	(1,746,733)
Total stockholders' equity	3,381,404	3,243,415
Total liabilities and stockholders' equity	$24,658,009	$21,078,117

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006

Net sales	$8,440,222	$11,877,879

Cost of goods sold	3,367,761	5,928,616

Gross profit	5,072,461	5,949,263

Selling, distribution & administrative expenses	4,520,568	4,600,407

Income before other expenses and
provision for income taxes	551,893	1,348,856

Other expenses - Interest expense	338,144	171,313

Income before provision for income taxes	213,749	1,177,543

Provision for income taxes	96,491	497,367

Net income	$117,258	$680,176

Net income per common share, basic and diluted	$0.005	$0.03

Weighted average shares outstanding, basic and diluted	26,057,200	26,057,200

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

	Common Shares Issued		Additional
		Par Value	Paid In	Accumulated
	Number	0.001	Capital	Deficit	Total

Balance, January 1, 2007	26,057,200	$26,057	$4,964,091	$(1,746,733)	$3,243,415

Fair value of vested stock options	-	-	53,019		53,019

Cumulative effect of adoption of FIN 48	-	-		(32,288)	(32,288)

Net Income for the period	-	-	-	117,258	117,258

Balance, March 31, 2007	26,057,200	$26,057	$5,017,110	$(1,661,763)	$3,381,404

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)
	For the three months
	ended March 31,
	2007	2006

Cash flows from operating activities:
Net Income	$117,258	$680,176
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	90,601	26,020
Stock based exchange transaction expense	-	114,497
Fair value of vested stock options	53,019	-
Changes in assets and liabilities:
Accounts receivable	(1,030,172)	(575,793)
Due from factor	1,349,312	(571,925)
Income taxes receivable	(22,316)	-
Inventories	(3,411,695)	(2,152,278)
Due to related parties	(79,288)	333,877
Due from related parties	-	15,974
Deferred income taxes	118,807	(138,292)
Prepaid expenses and other current assets	(291,571)	56,068
Income tax payable	-	(53,515)
Bank overdraft	145,894	(76,691)
Accounts payable	755,120	427,550
Due to customers	-	88,208
Other current liabilities	(264,638)	(174,053)
Net cash used in operating activities	(2,469,669)	(2,000,177)

Cash flows from investing activities:
Purchase of equipment	(43,621)	(181,221)
Net cash used in investing activities	(43,621)	(181,221)

Cash flows from financing activities:
Short-term borrowings	2,393,458	2,059,202
Advances from majority shareholder	174,905	-
Net cash provided by financing activities	2,568,363	2,059,202

Net increase (decrease) in cash	55,073	(122,196)
Cash at beginning of period	109,031	228,127
Cash at end of period	$164,104	$105,931

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income tax	$-	$683,500

Cash paid for interest	$338,144	$171,313

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Value of common stock issued for finders fee relating to exchange transaction	$-	$114,497

Cumulative effect of adoption of FIN 48	$32,288	$0

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

(a) Basis of Presentation

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2007 and the results of operations for the three months ended March 31, 2007 and 2006. The condensed consolidated balance sheet as of December 31, 2006 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission.

The Company’s results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2007.

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

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

On June 7, 2005, Marine Jet Technology Corp. changed its name to Blue Holdings, Inc., and increased its authorized number of shares of common stock to 75,000,000.

On October 31, 2005, the Company entered into an exchange agreement with Taverniti So Jeans, LLC, a California limited liability company (“Taverniti”), and the members of Taverniti (the “Taverniti Members”). Under the exchange agreement, the Company acquired all of the outstanding membership interests of Taverniti (the “Taverniti Interests”) from the Taverniti Members, and the Taverniti Members contributed all of their Taverniti Interests to the Company. In exchange, the Company issued to the Taverniti Members, on a pro rata basis, an aggregate of 500,000 shares of the Common Stock, par value $0.001 per share, of the Company, and paid to the Taverniti Members, on a pro rata basis, an aggregate of Seven Hundred Fifty Thousand Dollars ($750,000). At the closing of the exchange transaction, Taverniti became a wholly-owned subsidiary of the Company. Paul Guez, the Company’s Chairman, Chief Executive Officer, President and majority shareholder, was and remains the sole manager and was a member of Taverniti. Elizabeth Guez, Paul Guez’s spouse and the Company’s former Chief Operating Officer, was also a member of Taverniti. Two other members of Mr. and Mrs. Guez’s family, were the remaining members of Taverniti. The transaction was accounted for as a combination of entities under common control. As such, the financial statements herein have been presented to include the operations of Taverniti since September 13, 2004, the date of its inception, and the $750,000 payment was considered as a deemed distribution to the members of Taverniti upon the closing of the combination.

(c) Nature of Operations

The Company operates exclusively in the wholesale apparel industry. The Company designs, develops, markets and distributes high fashion jeans and accessories under the brand names Antik Denim, Yanuk, U, Faith Connexion and Taverniti So Jeans. The Company’s products currently include jeans, jackets, belts, purses and T-shirts. The Company is currently looking into integrating Life & Death as one of its brands. The Company currently sells its products in the United States, Canada, Japan and the European Union directly to department stores and boutiques and through distribution arrangements in certain foreign jurisdictions. The Company is headquartered in Commerce, California and maintains showrooms in New York and Los Angeles. The Company opened a retail store in Los Angeles during August 2005 and another store in San Francisco in July 2006. The retail operations are not yet significant to the consolidated operations.

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

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

(b) Revenue Recognition

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

(c) Advertising

Advertising costs are expensed as of the first date the advertisements take place. Advertising expenses included in selling expenses approximated $61,922 and $506,165 for the three months ended March 31, 2007 and 2006, respectively.

(d) Shipping and Handling Costs

Freight charges are included in selling, distribution and administrative expenses in the statement of operations and approximated $147,275 and $168,646 for the three months ended March 31, 2007 and 2006, respectively.

(e) Major Suppliers

We purchase our fabric, thread and other raw materials from various industry suppliers within the United States and abroad. We do not currently have any long-term agreements in place for the supply of our fabric, thread or other raw materials. The fabric, thread and other raw materials used by us are available from a large number of suppliers worldwide. During the three months ended March 31, 2007, three suppliers accounted for more than 10% of our purchases. Purchases from these suppliers were 24.4%, 16.4% and 10.5% respectively. During the three months ended March 31, 2006, three suppliers also accounted for more than 10% of our purchases and purchases from these suppliers were 24.2%, 14.7% and 11.1%, respectively.

(f) Major Customers

During the three months ended March 31, 2007, one customer accounted for more than 10% of the Company’s sales. Sales to that customer were 13.5%. International sales accounted for approximately 25.5% of the Company’s sales during the three months ended March 31, 2007, including Japan which accounted for 15.9% of our total sales. As of March 31, 2007, one customer accounted for 37% of total accounts receivable.

During the three months ended March 31, 2006, one customer comprised greater than 10% of the Company’s sales. Sales to that customer were 20.6%. International sales accounted for approximately 37% of the Company’s sales during the three months ended March 31, 2006, including Japan which accounted for 25.0% of our total sales. As of March 31, 2006, one customer accounted for 19.4% of total accounts receivable.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

(g) Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”). This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective method. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption and all previously granted awards not yet vested as of the date of adoption.

The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2007 and 2006:

	March 31,	March 31,
	2007	2006

Dividend yield	—	—
Risk-free interest rate	4.50%	4.50%
Expected volatility	46.01%	46.01%
Expected life of options	5 years	5 years

(h) Earnings per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants.

At March 31, 2007 and 2006, potentially dilutive securities consisted of outstanding common stock options to acquire 335,500 and 697,000 shares, respectively. These potentially dilutive securities were not included in the calculation of loss per share for the quarter ended March 31, 2007 as they are insignificant to the calculation. Accordingly, basic and diluted earnings per share for quarters ended March 31, 2007 and 2006, are the same.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

(i) Reclassifications

Certain prior year balance sheet items have been reclassified to conform to the current period presentation.

ADOPTION OF NEW ACCOUNTING POLICY

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”)—an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2007, the Company made a cumulative effect adjustment. See note 8.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. The Company’s tax returns are currently under examination by the government. As of March 31, 2007, the taxing authorities have not proposed any significant adjustments to taxable income. The Company does not expect to receive any adjustments that would result in a material change to its final position.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. See note 8.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (FAS 159).  FAS 159, which becomes effective for the company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that election, if any, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

In September 2006, the FASB issued FAS No. 157 (“FAS 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this standard will have on its consolidated financial condition, results of operations, cash flows or disclosures.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

NOTE 3 - DUE FROM FACTOR

We use a factor for working capital and credit administration purposes. Under the various factoring agreements entered into separately by Blue Holdings, Antik and Taverniti, the factor purchases all the trade accounts receivable assigned by the Company and its subsidiaries and assumes all credit risk with respect to those accounts approved by it.

The factor agreements provide that we can borrow an amount up to 90% of the value of our purchased customer invoices, less a reserve of 10% of unpaid accounts purchased and 100% of all such accounts which are disputed. The factor agreements provide for automatic renewal after July 24, 2006 subject to 120 days’ termination notice from any party. The factor also makes available to all three companies a combined line of credit up to the lesser of $2.4 million (increased from $1.5 million effective as of January 1, 2006) and 50% of the value of eligible raw materials and finished goods. The increase in this line of credit - from $1.5 million to $2.4 million - became effective as of January 1, 2006. As of March 31, 2007, the Company drew down $2.4 million of this credit line against inventory.

As of March 31, 2007, the factor holds $1,923,604 of accounts receivable purchased from us on a without recourse basis and has made advances to us of $1,906,328 against those receivables, resulting in a net balance amount Due from Factor of $17,276. The Company has accounted for the sale of receivables to the factor in accordance with SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

As of March 31, 2007, the factor also held as collateral $9,704,713 of accounts receivable that were subject to recourse, against which the Company has provided reserves of $1,169,330 and as of March 31, 2007, the Company received advances totaling $12,420,272 against such receivables and against eligible inventory. The Company has included the $8,535,383 in accounts receivable, and has reflected the $12,420,272 as short term borrowings on the accompanying balance sheet. The factor commission against such receivables is 0.4% and interest is charged at the rate of 1% over the factor’s prime lending rate per annum.

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

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

NOTE 4 - INVENTORIES

Inventories at March 31, 2007 and December 31, 2006 are summarized as follows:

	March 31,	December 31,
	2007	2006
	(Unaudited)

Raw Materials	$3,315,503	$3,583,019
Work-in-Process	1,266,867	991,775
Finished Goods	5,512,839	2,562,105
	$10,095,209	$7,136,899

Less: Inventory valuation allowance	(1,289,508)	(1,742,893)
TOTAL	$8,805,701	$5,394,006

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2007 and December 31, 2006 are summarized as follows:

	March 31,	December 31,
	2007	2006
	(Unaudited)

Furniture	$20,825	$14,294
Leasehold Improvements	1,226,594	1,219,094
Computer Equipment	646,141	616,551
	1,893,560	1,849,939
Less: Accumulated depreciation and Amortization	(329,369)	(238,768)
	$1,564,191	$1,611,171

Depreciation expense totaled $90,601 and $26,020 for the quarters ended March 31, 2007 and 2006, respectively.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company purchased fabric at cost from Blue Concept, LLC which is owned by Paul Guez, the Company’s Chairman and Chief Executive Officer, for $68,237 and $241,566 during the quarters ended March 31, 2007 and 2006, respectively.

The Company also purchased finished Yanuk products from Blue Concept, LLC. These purchases were made at a cost plus basis to cover the cost of goods sold plus allocated overhead. Off -price Yanuk products were sold on behalf of Blue Concept, LLC with an overhead recovery charged to Blue Concept, LLC. During the quarters ended March 31, 2007 and 2006, total purchases of Yanuk products from Blue Concept, LLC amounted to $15,322 and $266,725, respectively.

Since January 1, 2006, the Company has leased its facility at Commerce, California from Azteca Production International Inc. as a sub-tenant and is paying it $19,030 per month. Rent expense includes $57,090 paid under this lease during the quarter ended March 31, 2007.

On July 5, 2005 the Company entered into a ten-year license agreement with Yanuk Jeans, LLC. Under the terms of the agreement, the Company became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of the Yanuk brand products to the wholesale and retail trade. The Company pays to Yanuk Jeans, LLC a royalty of six percent of all net sales of the licensed products and a guaranteed minimum royalty on an annual basis. In addition, during the term of the license agreement, the Company has the option to purchase from Yanuk Jeans, LLC the property licensed under the agreement. The royalties for the quarters ended March 31, 2007 and 2006 paid or payable to Yanuk Jeans, LLC totaled $0 and $114,619, respectively. Yanuk Jeans, LLC is solely owned by Paul Guez.

On October 6, 2005, the Company entered into a five-year license agreement with Yanuk Jeans, LLC. Under the terms of the agreement, the Company became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of Yanuk Jeans, LLC’s U brand products to the wholesale and retail trade. The Company pays to Yanuk Jeans, LLC a royalty of five percent of all net sales of the licensed products and shall pay a guaranteed minimum royalty on an annual basis. In addition, during the term of the license agreement, the Company has the option to purchase from Yanuk Jeans, LLC the property licensed under the agreement. The royalties for the quarters ended March 31, 2007 and 2006 paid or payable to Yanuk Jeans, LLC for the U brand products was $0 and $0, respectively.

Paul Guez and the living trust of Paul and Elizabeth Guez have guaranteed all advances and ledger debt due to the Company’s factor.

On August 27, 2005, the Company opened a retail store on Melrose Avenue, Los Angeles, California and took over all the obligations of a 10-year property lease which was entered into by Blue Concept, LLC in April 2005. The lease will expire on March 15, 2015.

Taverniti is the exclusive licensee for the design, development, manufacture, sale, marketing and distribution of the Taverniti So Jeans trademark in the denim and knit sports wear categories for men and women. It is paying royalties to Taverniti Holdings, LLC in the ranges of 5-8 percent depending on the net sales of the licensed products pursuant to a license agreement with Taverniti Holdings, LLC. Taverniti Holdings, LLC is jointly owned by Paul Guez (60%) and Jimmy Taverniti (40%), the designer of the products for the brand, and Mr. Guez is the sole manager. The license agreement was signed in May 2004 and expires on December 31, 2015. Royalties paid or payable for the quarters ended March 31, 2007 and 2006 amounted to $125,336 and $350,782, respectively.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

NOTE 7 - DUE FROM/TO RELATED PARTIES

The related parties are the Company’s majority shareholder (who is also the Chairman, Chief Executive Officer and President of the Company) and limited liability companies that are either owned or co-owned by the majority shareholder. These amounts are all unsecured and non-interest bearing. All non-trade related advances from related parties have been repaid. Trade-related outstanding items follow regular payment terms as invoiced. As of March 31, 2007 and 2006, total trade-related items due to related parties amounted to $630,865 and $710,153, respectively.

From time to time, the Company’s majority shareholder, Mr. Paul Guez, made advances to the Company to support its working capital needs. These advances were non-interest bearing and unsecured, with no formal terms of repayment. On July 1, 2006, Mr. Guez converted the advances to a line of credit in an agreement with the Company. The line of credit allows the Company to borrow from him up to a maximum of $3 million at an interest rate of 6% per annum. The Company may repay the advances in full or in part at any time until the credit line expires and repayment is required, on December 31, 2007. As of March 31, 2007 and 2006, the balance of these advances was $2,051,896 and $1,876,991, respectively, and accrued interest thereon was $32,011 and $68,190, respectively. Interest expense includes $32,011 and $0, relates to advances made under this facility during the quarters ended March 31, 2007 and 2006, respectively.

NOTE 8 - INCOME TAX

The Company accounts for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

The Company’s provision for income taxes was $96,491 for the three months ended March 31, 2007 compared to $497,367 for the same period of the prior year.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

The provision for income taxes consists of the following for the periods ended March 31:

	2007	2006
Current
Federal	$4,870	$454,294
State	1,124	181,365
Deferred
Federal	69,098	(80,690)
State	21,399	(57,602)
Provision for income tax expense	$96,491	$497,367

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows for the periods ended March 31:

	2007	2006

Statutory federal rate	34.0%	34.0%
State taxes, net of federal benefit	6.7	7.0
Permanent differences	2.7	1.5
Unrecognized tax benefits	1.7	0.0
Other	0.0	(0.1)
Effective tax rate	45.1%	42.4%

The Company and its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2002. The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax return for 2005 in the first quarter of 2007 that is anticipated to be completed by the end of 2007. As of March 31, 2007, the IRS has not proposed any adjustments.

The Company adopted the provisions of FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes,” at the beginning of fiscal year 2007. As a result of the implementation of Interpretation 48, the Company recognized a $32,288 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The Company had approximately $316,452 of total gross unrecognized tax benefits that, if recognized, would probably affect the effective income tax rate in any future periods.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$310,458
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	5,994
Reductions for tax positions of prior years	-
Settlements	-
Balance	$316,452

Included in the balance at March 31, 2007 are $258,269 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the period ended March 31, 2007, the Company recognized in income tax expense $5,994 for interest and penalties. The Company included in its balance for unrecognized tax benefits at March 31, 2007 $67,483 for the payment of interest and penalties.

NOTE 9 - STOCK OPTIONS

Under the Company’s 2005 Stock Incentive Plan (the “Company Plan”), the Company may grant qualified and nonqualified stock options and stock purchase rights to selected employees. The Company reserved 2,500,000 shares of common stock for issuance under the Company Plan.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

At March 31, 2007, options outstanding are as follows:

	Number of options	Weighted average exercise price	Intrinsic Value

Balance at January 1, 2007	335,500	$7.18	-
Granted	-	$5.20	-
Exercised	-	-
Cancelled	-	$5.20	-
Balance at December 31, 2006	335,500	$5.75	-

Additional information regarding options outstanding as of March 31, 2007 is as follows:

	Options outstanding				Options exercisable
	Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

	$8.10	62,000	8.18	$8.10	42,000	$8.10
	$5.30	33,500	8.37	$5.30	23,500	$5.30
	$5.20	240,000	8.75	$5.20	67,000	$5.20

Total	$5.20 - $8.10	335,500	8.61	$5.75	132,500	$6.14

Stock based compensation expense of $53,019 and $0 were recognized during the quarters ended March 31, 2007 and 2006, respectively, relating to the vesting of such options. As of March 31, 2007, the unamortized value of these option awards were $499,696 which will be amortized as a stock based compensation cost over the average of approximately three years as the options vest.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

On January 12, 2007, the Company entered into a License Agreement with Faith Connexion S.A.R.L., a company formed under the laws of France (“Faith”). Pursuant to the License Agreement, Faith granted an exclusive right and license to use the Faith Connexion trademark for the manufacture, marketing, promotion, sale, distribution and other exploitation of men’s and women’s hoodies, t-shirts, sweatshirts, sweatpants and hats in North America (including Canada), South America, Japan and Korea. Compensation for use of the Faith Connexion trademark will consist of a royalty calculated as 9% of the Company’s net sales arising from products bearing the Faith Connexion trademark in the first two years, and 9.5% of net sales in year three. The License Agreement has a term of three years as follows: the first year is comprised of 18 months, year two is comprised of the next six months, and year three is comprised of the following 12 months. Per the agreement, the Company has agreed to a guarantee payment of royalties on identified minimum net sales amounts ranging from $3.5 to $10 million over each of the three years (equal to minimum royalties of $450,000, $315,000, and $950,000, in each of years one (first eighteen months), two (next 6 months) and three (next twelve months), respectively, and to spend at least 3% of actual net sales amounts on marketing and advertising the Faith Connexion trademarked products in the territory. During three months ended March 31, 2007, the Company recorded royalty expense of $75,000.

NOTE 11-SUBSEQUENT EVENTS

On May 1, 2007, the Company signed a licensing agreement with Mercier SARL. The new agreement grants Mercier the right to manufacture sell market and distribute apparel and accessories for Blue Holdings’ Antik Denim brand throughout Europe. The deal will have a twenty month term which is renewable for another 4 years if the licensee achieves certain established minimum net sales levels. Under the license agreement, Mercier SARL will pay Antik a 10% royalty on all net sales of licensed products. Antik will license its Antik Denim brand with Mercier SARL throughout France, Spain, Italy, Germany, Austria, England and Denmark as well as other European countries. Antik will retain decision-making authority in the manufacturing, selling, marketing and distribution of its brand and products.

The license agreement provides for an upfront minimum guarantee advance of $250,000 and an aggregate of minimum royalty payments of $2.5 million for the years 2009 though 2012 assuming the proposed license agreement is renewed at the end of 2008. Additionally, Blue Holdings announced the amendment of Northstar's agreement to relinquish its European distribution rights for knits for the Antik Denim brand in order to allow Antik to enter into the Mercier agreement for distribution in Europe.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

On May 1, 2007, Antik executed a License Agreement (the “Max Ray License Agreement”) dated to be effective as of May 1, 2007, by and between Antik and Max Ray, Inc., a California corporation (“Max Ray”). Pursuant to the Max Ray License Agreement, Antik granted an exclusive right and license to use the Antik Denim trademark for the manufacture, marketing, promotion, sale, distribution and other exploitation of small leather goods consisting of belts, handbags, small leather accessories and scarves in the United States and its territories. Compensation for use of the Antik Denim trademark will consist of a royalty calculated as 8% of Max Ray’s net sales arising from products bearing the Antik Denim trademark. The Max Ray License Agreement has an initial term of eighteen (18) months, and includes four (4) one (1)-year extension options available to Max Ray unless earlier terminated by Max Ray. Max Ray has agreed to guarantee payment of royalties on an identified minimum net sales amount of $1.1 million during the initial eighteen (18) month term, and on identified minimum net sales amounts ranging from $3 million to $10 million over the eligible extension terms. In connection with these minimum net sales, the Max Ray License Agreement provides for an upfront minimum guarantee advance of $20,000 to be applied against the minimum guaranty for the aggregate initial term, and an aggregate of minimum royalty payments of $2.1 million for the years 2009 though 2012 assuming the Max Ray License Agreement is renewed at the end of 2008.

On May 8, 2007, the Company granted an aggregate of 300,000 options to the non-employee members of the board of directors. The options have a term of 10 years, are exercisable at a per share price of $1.98, and vest as follows: 1/3 on the date of grant and the remaining 2/3 in equal annual installments for two years thereafter.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements made in this Form 10-Q (the “Quarterly Report”) that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

The words “we,” “us,” “our,” and the “Company,” refer to Blue Holdings, Inc. The words or phrases “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate,” or “continue,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions, or the negative thereof, are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) our failure to implement our business plan within the time period we originally planned to accomplish; and (b) other risks that are discussed in this Quarterly Report or included in our previous filings with the Securities and Exchange Commission (“SEC”).

Description of Business

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

Significant Developments

On January 12, 2007, we entered into a three-year License Agreement (the “Faith License Agreement”) with Faith Connexion S.A.R.L. (“Faith”) pursuant to which Faith granted us an exclusive right and license to use the Faith Connexion trademark for the manufacture, marketing, promotion, sale, distribution and other exploitation of men’s and women’s hoodies, t-shirts, sweatshirts, sweatpants and hats in North America, South America, Japan and Korea. Compensation for use of the Faith Connexion trademark will consist of a royalty of 9% of our net sales arising from products bearing the Faith Connexion trademark in the first two years, and 9.5% of net sales in year three. The Faith License Agreement has a term of three years as follows: the first year is comprised of 18 months, year two is comprised of the next six months, and year three is comprised of the following 12 months. We have agreed to guarantee payment of royalties on identified minimum net sales amounts ranging from $3.5 to $10 million over each of the three years (equal to minimum royalties of $450,000, $315,000, and $950,000, in each of years one (first eighteen months), two (next 6 months) and three (next twelve months), respectively, and to spend at least 3% of actual net sales amounts on marketing and advertising the Faith Connexion trademarked products in the territory. During first quarter ended March 31, 2007, we recorded royalty expense of $75,000.

In March 2007, the United States Internal Revenue Service initiated an examination of our Federal income tax return for the year ended December 31, 2005. As of March 31, 2007, the taxing authorities have not proposed any significant adjustments to taxable income. We do not expect to receive any adjustments that would result in a material change to our final position.

In March 2007, we appointed Scott J. Drake as our President of Sales and Chief Operating Officer. Mr. Drake has over 25 years of experience in the apparel business.

On April 27, 2007, Antik Denim, LLC (“Antik”), a California limited liability company and our wholly-owned subsidiary, executed a License Agreement (the “Mercier License Agreement”) dated to be effective as of April 18, 2007, by and between Antik and Mercier SARL, a company formed under the laws of France (“Mercier”).

Pursuant to the Mercier License Agreement, Antik granted an exclusive right and license to use the Antik Denim trademark for the manufacture, marketing, promotion, sale, distribution and other exploitation of denim and sportswear apparel in Europe. Compensation for use of the Antik Denim trademark will consist of a royalty calculated as 10% of Mercier’s net sales arising from products bearing the Antik Denim trademark. The Mercier License Agreement has an initial term of twenty (20) months, and includes four (4) one (1)-year extension options available to Mercier to the extent it achieves specified minimum net sales. Mercier has agreed to guarantee payment of royalties on an identified minimum net sales amount of $2.5 million during the initial twenty (20) month term, and on identified minimum net sales amounts ranging from $2.5 million to $10 million over the eligible extension terms. In connection with these minimum net sales, the Mercier License Agreement provides for an upfront minimum guarantee advance of $250,000 and an aggregate of minimum royalty payments of $2.5 million for the years 2009 though 2012 assuming the Mercier License Agreement is renewed at the end of 2008.

On April 27, 2007, in anticipation of Antik’s entry into the Mercier License Agreement, Antik executed Amendment No. 1 to License Agreement (the “Amendment”), dated to be effective as of April 25, 2007, by and between Antik and North Star, LLC (“North Star”). The sole purpose of the Amendment was to remove the European territory from the rights previously granted to North Star.

On May 1, 2007, Antik executed a License Agreement (the “Max Ray License Agreement”) dated to be effective as of May 1, 2007, by and between Antik and Max Ray, Inc., a California corporation (“Max Ray”). Pursuant to the Max Ray License Agreement, Antik granted an exclusive right and license to use the Antik Denim trademark for the manufacture, marketing, promotion, sale, distribution and other exploitation of small leather goods consisting of belts, handbags, small leather accessories and scarves in the United States and its territories. Compensation for use of the Antik Denim trademark will consist of a royalty calculated as 8% of Max Ray’s net sales arising from products bearing the Antik Denim trademark. The Max Ray License Agreement has an initial term of eighteen (18) months, and includes four (4) one (1)-year extension options available to Max Ray unless earlier terminated by Max Ray. Max Ray has agreed to guarantee payment of royalties on an identified minimum net sales amount of $1.1 million during the initial eighteen (18) month term, and on identified minimum net sales amounts ranging from $3 million to $10 million over the eligible extension terms. In connection with these minimum net sales, the Max Ray License Agreement provides for an upfront minimum guarantee advance of $20,000 to be applied against the minimum guaranty for the aggregate initial term, and an aggregate of minimum royalty payments of $2.1 million for the years 2009 though 2012 assuming the Max Ray License Agreement is renewed at the end of 2008.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our consolidated statements of operations and certain such data expressed as a percentage of net sales.

	Three Months Ended March 31,
	2007	2006
Net Sales	$8,440,222	$11,877,879
Gross Profit	5,072,461	5,949,263
Percentage of net sales	60%	50%
Selling, distribution & administrative expenses	$4,520,568	$4,600,407
Percentage of net sales	54%	39%
Income before provision for income taxes	$213,749	$1,177,543
Percentage of net sales	3%	10%
Net income	$117,258	$680,176
Percentage of net sales	1%	6%

Three Months Ended March 31, 2007 vs. 2006

Net sales decreased from $11.9 million for the three months ended March 31, 2006 to $8.4 million for the three months ended March 31, 2007. The sales were less than during the same period last year for a variety of reasons. First, during first quarter of 2007, with no major European distributor on board, export sales declined from 37% last year to 25% during three months ended March 31, 2007. Secondly, we are still recovering from our third and fourth quarter delivery problems. However, in the second quarter of 2007, several major retailers re-established their sales orders with us. In addition, in May 2007, we signed a European license agreement.

Gross profit for the three months ended March 31, 2007 decreased to $5.07 million from $5.95 million in the three months ended March 31, 2006. The decrease in gross profit was largely due to reduced sales during the quarter ended March 31, 2007. However, we expect our gross margin to be maintained at approximately 50% in the future.

Selling, distribution and administrative expenses for the three months ended March 31, 2007 totaled $4.52 million compared with $4.6 million for the three months ended March 31, 2006. The principal components in the first quarter of 2007 were payroll of $1.61 million (compared to $1.81 million in the first quarter last year), advertising and trade show expenses of $0.45 million ($0.61 million in the same period of 2006)), professional fee expenses of 0.40 million ($0.05 million in the same period of 2006), royalties of $0.2 million ($ 0.47 million in 2006) and stock-based compensation of $0.05 million ($0.11 million in the same period last year).

Net Income after provision for taxes in the first quarter of 2007 was $0.1 million or 1% of net sales compared to $0.68 million or 5.7 % of net sales in the first quarter of 2006. Basic and diluted earnings per share decreased to $0.00 from $0.03 in the same period of last year. For the three months ended March 31, 2007, the Company provided $0.1 million for income tax compared to $0.5 million for the three months ended March 31, 2006.

Liquidity and Capital Resources

We believe we currently have adequate resources to fund our anticipated cash needs through December 31, 2007 and beyond. However, an adverse business development could require us to raise additional financing sooner than anticipated.

For the three months ended March 31, 2007, net cash used in operating activities was $(2.5 million). The deficit was primarily due to an increase of $3.4 million in inventory, $1.0 million in accounts receivable and $0.3 million in prepaid expenses and other current assets and was offset by a decrease in due from factor of $1.4 million, an increase in accounts payable of $0.8 million and an increase in bank overdraft of $0.2 million. Net cash provided by financing activities was $2.6 million due to an increase in short-term borrowings by $2.4 million and an increase in advances from our majority shareholder by $0.2 million.

We use a factor, FTC Commercial Corp., for working capital and credit administration purposes. Under the various factoring agreements entered into separately by Blue Holdings, Antik and Taverniti So Jeans, LLC (“Taverniti”), the factor purchases all the trade accounts receivable assigned by us and assumes all credit risk with respect to those accounts approved by it.

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

In addition, the factor also makes available to all three companies a combined line of credit up to the lesser of $2.4 million (increased from $1.5 million effective as of January 1, 2006) and 50% of the value of eligible raw materials and finished goods. The increase in this line of credit - from $1.5 million to $2.4 million - became effective as of January 1, 2006. As of March 31, 2007, we drew down $2.4 million of this credit line.

As of March 31, 2007, the amount of the reserve held by the factor was approximately $1.4 million. Before January 1, 2006, the factor commission was 0.8% of the customer invoice amount for terms up to 90 days, plus one quarter of one percent (.25%) for each additional thirty-day term. Effective January 1, 2006, the factor commission is 0.75% if the aggregate amount of approved invoices is below $10 million per annum, and will be reduced by 5 basis points for each increase by $10 million in the aggregate amount of approved invoices. We are contingently liable to the factor for merchandise disputes, customer claims and the like on receivables sold to the factor. To the extent that we draw funds prior to the deemed collection date of the accounts receivable sold to the factor, interest is charged at the rate of 1% over the factor’s prime lending rate per annum. Factor advances and ledger debt are collateralized by the non-factored accounts receivable, inventories and the personal guarantees of Paul Guez, our Chairman, Chief Executive Officer, President and majority shareholder, and the living trust of Paul and Elizabeth Guez.

The factor also purchased customer invoices on a “with recourse” basis. These advances and the advances against inventory were classified as “short-term borrowings.” These short-term borrowings amounted to $12.4 million as of March 31, 2007. The factor commission is 0.4% for receivables purchased subject to recourse. Receivables subject to recourse approximated $8.5 million net of reserves as of March 31, 2007. Although the arrangement with our factor is important to our liquidity and capital resources, management believes that cash flow from operations, and our ability to obtain other debt or equity financing, permits us to adequately support and manage our ongoing operations.

From time to time, our majority shareholder, Mr. Paul Guez, made advances to us to support our working capital needs. These advances were non-interest bearing. On July 1, 2006, Mr. Guez converted the advances to a line of credit in an agreement with us. The line of credit allows us to borrow from him up to a maximum of $3 million at an annual interest rate of 6%. We may repay the advances in full or in part at any time until the credit line expires on December 31, 2007. As of March 31, 2007, the balance of these advances was $2.1 million.

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

Critical Accounting Policies

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

Accounts Receivable - Allowance for Returns, Discounts and Bad Debts:

We evaluate our ability to collect accounts receivable and the circumstances surrounding chargebacks (disputes from the customer) based upon a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (such as in the case of bankruptcy filings or substantial downgrading by credit sources), a specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize reserves for bad debts and uncollectible chargebacks based on our historical collection experience. If our collection experience deteriorates (for example, due to an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), the estimates of the recoverability of amounts due could be reduced by a material amount.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (“FIFO”) method.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in our financial statements or tax returns. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

At the beginning of fiscal year 2007, we adopted the provisions of FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes.” As a result of the implementation of Interpretation 48, we recognized a $32,288 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. We had approximately $316,452 of total gross unrecognized tax benefits that, if recognized, would probably affect the effective income tax rate in any future periods.

Recent Accounting Pronouncements and Developments

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (FAS 159).  FAS 159, which becomes effective for the company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that election, if any, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

In September 2006, the FASB issued FAS No. 157 (“FAS 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this standard will have on its consolidated financial condition, results of operations, cash flows or disclosures.

Off-Balance Sheet Arrangements

Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable. The Company sells certain of its trade accounts receivable to a factor and is contingently liable to the factor for merchandise disputes and other customer claims.

As of March 31, 2007, the factor holds $1,923,604 of accounts receivable purchased from us on a without recourse basis and has made advances to us of $1,906,328 against those receivables, resulting in a net balance amount Due from Factor of $ \17,276. The Company has accounted for the sale of receivables to the factor in accordance with SFAS No.140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND ALL OTHER INFORMATION CONTAINED IN THIS DESCRIPTION BEFORE PURCHASING SHARES OF OUR COMMON STOCK OR OTHER SECURITIES. INVESTING IN BLUE HOLDINGS’ COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING US. ADDITIONAL RISKS AND UNCERTAINTIES THAT WE ARE NOT AWARE OF, OR THAT WE CURRENTLY DEEM IMMATERIAL, ALSO MAY BECOME IMPORTANT FACTORS THAT AFFECT US. IF ANY OF THE FOLLOWING EVENTS OR OUTCOMES ACTUALLY OCCURS, OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION WOULD LIKELY SUFFER. AS A RESULT, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU MAY LOSE ALL OR PART OF THE MONEY YOU PAID TO PURCHASE OUR COMMON STOCK.

Risks Related to Our Business

We have a limited operating history, making it difficult to evaluate whether we will operate profitably.

Antik and Taverniti, our wholly-owned subsidiaries, were formed in September 2004 to design, develop, manufacture, market, distribute and sell high end fashion jeans, apparel and accessories. Further, L&D is a start-up operation and Faith Connection, although successful in Europe, is not fully tested in the United States. As a result, we do not have a meaningful historical record of sales and revenues nor an established business track record. While our management believes that we have an opportunity to be successful in the high end fashion jean market, there can be no assurance that we will be successful in accomplishing our business initiatives, or that we will achieve any significant level of revenues, or continue to recognize net income, from the sale of our products.

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

We have one customer who accounted for approximately 37% of our total receivables at March 31, 2007 and one customer who accounted for 13.5% of our sales for the quarter ended March 31, 2007. A decrease in business from or loss of any significant customer would have a material adverse effect on our results of operations. Additionally, certain retailers, including some of our customers, have experienced in the past, and may experience in the future, financial difficulties, which increase the risk of extending credit to such retailers and the risk that financial failure will eliminate a customer entirely. These retailers have attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors. There can be no assurance that we will remain a preferred vendor for our existing customers. Further, there can be no assurance that our factor will approve the extension of credit to certain retail customers in the future. If a customer’s credit is not approved by the factor, we could assume the collection risk on sales to the customer itself, require that the customer provide a letter of credit, or choose not to make sales to the customer.

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

We have been reducing our reliance on domestic contractors and expanding our use of offshore manufacturers as a cost-effective means to produce our products. During the quarter ended March 31, 2007, we sourced a significant majority of our finished products from suppliers located outside the United States and we also continued to increase our purchase of fabrics outside the United States. In addition, we have been increasing our international sales of product primarily through our licensees and distributors.

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

As of May 9, 2007, our executive officers and directors owned approximately 79% of the outstanding shares of our common stock. Paul Guez, our Chairman, Chief Executive Officer and President, and his spouse Elizabeth Guez collectively owned approximately 72% of the outstanding shares of our common stock at May 9, 2007. Accordingly, our executive officers and key personnel have the ability to affect the outcome of, or exert considerable influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock.

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

ITEM 3.    QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have material exposure to losses from market-rate sensitive instruments and have not invested in derivative financial instruments.

ITEM 4.   CONTROLS AND PROCEDURES

Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management, including our chief executive officer (CEO) and chief financial officer (CFO), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as of March 31, 2007, the end of the period covered by this report.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, because of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of March 31, 2007.

The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or a combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified a material weakness in internal control over financial reporting in connection with this assessment.

Specifically, we did not design and implement controls necessary to provide reasonable assurance that the procedures used in connection with the pricing of cost components of inventory and in connection with the determination of net realizable value of fabric, trim, and finished good inventories was appropriate. As a result the manner in which such pricing and valuation was conducted were not accounted for in accordance with GAAP.

Changes in Internal Control over Financial Reporting

There has not been any material change in our internal control over financial reporting during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting, except for the remediation changes discussed below.

To remediate the material weakness in our disclosure controls and procedures, during the quarter ended March 31, 2007, management implemented additional documentation control procedures with respect to inventory pricing and valuation to ensure that inventory balances are appropriately supported and priced, and correspondingly reduced to their net realizable values on a timely basis. We also hired an outside consulting firm with expertise in designing accounting systems to assist in the design and implementation of these controls. Accordingly, management believes the material weakness has been remediated.

PART II

ITEM 1.   LEGAL PROCEEDINGS

On November 29, 2006, Antik Batik, S.A.R.L. (“Antik Batik”) filed an opposition proceeding with the United States Trademark Trial and Appeal Board (Opposition No. 911742226) against Antik, alleging that if the U.S. Patent and Trademark Office issues a federal trademark registration for the mark Antik Denim as applied for by Antik, Antik Batik’s rights in its previously registered mark Antik Batik will be harmed. The action sought no monetary relief, but only an order instructing the U.S. Patent and Trademark Office to refuse to register Antik’s Antik Denim mark. We vigorously dispute Antik Batik’s contentions.

In April 2007, we entered into a settlement with Antik Batik whereby Antik Batik agreed to (i) withdraw all of its trademark application/registration oppositions, (ii) provide consents for registration, and (iii) assist us in trademark registrations worldwide. We agreed to pay Antik Batik $50,000, provide Antik Batik with specified customer lists and assist Antik Batik with business development in the U.S. to the extent Antik Batik desires such assistance. The parties also agreed to use best efforts to enter into a future relationship.

ITEM 1A.  RISK FACTORS

A restated description of the risk factors associated with our business is included under “Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in our 2006 Annual Report on Form 10-KSB and is incorporated herein by reference.

ITEM 6.   EXHIBITS

See attached Exhibit Index.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE HOLDINGS, INC.

Date: May 15, 2007	By:	/s/ Larry Jacobs

Larry Jacobs Chief Financial Officer and Secretary

Exhibit Index

Exhibit Number	Description of Exhibit

10.1
Summary of Terms for License Agreement dated January 12, 2007, between the Registrant and Faith Connexion S.A.R.L. Incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-KSB (File No. 000-33297) filed with the Securities and Exchange Commission on April 2, 2007.

10.2
License Agreement by and between Antik Denim, LLC and Mercier SARL. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2007.

10.3
Amendment No. 1 to License Agreement by and between Antik Denim, LLC and North Star, LLC. Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2007.

10.4
License Agreement by and between Antik Denim, LLC and Max Ray, Inc. Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2007.

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