Form 10-Q
period 2007-06-30
BLUE HOLDINGS, INC.
filed 2007-08-14
CIK 1139683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2007

Commission File Number:  000-33297

BLUE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0450923
(State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐    No    ☒

As of August 13, 2007, 26,232,200 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

ASSETS
	2007	2006
Current assets:	(Unaudited)

Cash	$184,519	$109,031
Due from factor, net of reserves of $185,417 and $178,801, respectively	1,239,041	1,366,588
Accounts receivable, net of reserves of $1,156,016 and $901,941, respectively:	-
- Purchased by factor with recourse	6,279,254	7,662,198
- Others	386,569	19,312
Inventories, net of reserves of $1,030,158 and $1,742,893, respectively	8,461,464	5,394,006
Income taxes receivable	2,016,875	2,030,919
Deferred income taxes	1,847,472	2,488,082
Prepaid expenses and other current assets	1,308,530	396,810
Total current assets	21,723,724	19,466,946

Deferred income taxes	774,293	-
Property and equipment, less accumulated depreciation	1,648,022	1,611,171
Total assets	$24,146,039	$21,078,117

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank overdraft	$811,773	$266,788
Accounts payable	1,474,783	2,820,024
Short-term borrowings	14,069,439	10,026,814
Due to related parties	125,734	710,153
Advances from majority shareholder	2,041,116	1,876,991
Current portion of liability for unrecognized tax benefits	96,850	-
Accrued expenses and other current liabilities	1,674,769	2,133,932
Total current liabilities	20,294,464	17,834,702

Non-current portion of liability for unrecognized tax benefits	170,884	-
Total liabilities	20,465,348	17,834,702

Stockholders' equity:
Common stock $0.001 par value,75,000,000 shares authorized,26,232,200 and 26,057,200 shares issued and outstanding, respectively	26,232	26,057
Additional paid-in capital	5,329,163	4,964,091
Accumulated deficit	(1,674,704)	(1,746,733)
Total stockholders' equity	3,680,691	3,243,415
Total liabilities and stockholders' equity	$24,146,039	$21,078,117

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net sales	$8,401,971	$15,180,652	$16,842,193	$27,058,531

Cost of goods sold	3,910,830	7,752,299	7,278,591	13,680,915

Gross profit	4,491,141	7,428,353	9,563,602	13,377,616

Selling, distribution & administrative expenses	4,057,091	4,322,680	8,577,659	8,923,087

Income before interest expense and provision for income taxes	434,050	3,105,673	985,943	4,454,529

Interest expense	414,389	214,449	752,533	385,762

Income before provision for income taxes	19,661	2,891,224	233,410	4,068,767

Provision for income taxes	12,425	1,176,728	108,916	1,674,095

Net income	$7,236	$1,714,496	$124,494	$2,394,672

Earnings per common share, basic and diluted	$-	$0.07	$-	$0.09

Weighted average shares outstanding, basic and diluted	26,057,200	26,057,200	26,057,200	26,057,200

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007

	Shares Issued		Additional
		Par Value	Paid In	Accumulated
	Number	0.001	Capital	Deficit	Total

Balance, January 1, 2007	26,057,200	$26,057	$4,964,091	$(1,746,733)	$3,243,415

Fair value of vested stock options	-	-	137,747	-	137,747

Cumulative effect of adoption of FIN 48	-	-	-	(52,465)	(52,465)

Fair value of stock issued under co-branding agreement	175,000	175	227,325	-	227,500

Net Income for the period	-	-	-	124,494	124,494

Balance, June 30, 2007	26,232,200	$26,232	$5,329,163	$(1,674,704)	$3,680,691

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Six Months Ended
	June 30,
	2007	2006

Cash flows from operating activities:
Net Income	$124,494	$2,394,672
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	187,679	77,470
Fair value of vested stock options	137,747	229,198
Changes in assets and liabilities:
Accounts receivable	1,015,687	(4,994,324)
Due from factor	127,547	(69,905)
Income taxes receivable	14,044	-
Inventories	(3,067,458)	(3,350,545)
Due to related parties	(584,419)	666,026
Due from related parties	-	15,974
Deferred income taxes	81,586	(365,071)
Prepaid expenses and other current assets	(684,220)	(183,178)
Income tax payable	-	176,055
Bank overdraft	544,985	(616,020)
Accounts payable	(1,345,241)	730,153
Other current liabilities	(459,163)	(75,012)
Net cash used in operating activities	(3,906,732)	(5,364,507)

Cash flows from investing activities:
Purchase of equipment	(224,530)	(364,837)
Deferred acquisition costs	-	(236,619)
Net cash used in investing activities	(224,530)	(601,456)

Cash flows from financing activities:
Short-term borrowings	4,042,625	3,423,169
Advances from majority shareholder	164,125	2,422,231
Net cash provided by financing activities	4,206,750	5,845,400

Net (decrease) increase in cash	75,488	(120,563)
Cash at beginning of period	109,031	228,127
Cash at end of period	$184,519	$107,564

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for income tax	$12,866	$1,855,200

Cash paid for interest	$752,533	$385,762

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Cumulative effect of adoption of FIN 48	$52,465	$-

Increase in prepaids for fair value of stock issued under co-branding agreement	$227,500	$-

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

(a) Basis of Presentation

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2007 and the results of operations for the three and six months ended June 30, 2007 and 2006 and cash flow for the six months ended June 30, 2007 and 2006.  The condensed consolidated balance sheet as of December 31, 2006 is derived from the Company’s audited financial statements.

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

The Company’s results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2007.

The condensed consolidated financial statements include the operations of Blue Holdings, Inc. and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

(b) Organization

Blue Holdings, Inc. (the "Company") was incorporated in the State of Nevada on February 9, 2000 under the name Marine Jet Technology Corp.  On April 14, 2005, Blue Holdings entered into an Exchange Agreement with Antik Denim, LLC (“Antik”).  At the closing of the transactions contemplated by the Exchange Agreement, which occurred on April 29, 2005, Blue Holdings acquired all of the outstanding membership interests of Antik (the “Interests”) from the members of Antik, and the members contributed all of their Interests to Blue Holdings.  In exchange, Blue Holdings issued to the members 843,027 shares of Series A Convertible Preferred Stock, par value $0.001 per share, of Blue Holdings (“Preferred Shares”), which, on June 7, 2005, as a result of a change to Marine Jet Technology Corp.’s name to Blue Holdings, Inc. and a 1 for 29 reverse stock split, were converted into 24,447,783 shares of Blue Holding’s common stock on a post-reverse stock split basis.

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
AS OF JUNE 30, 2007 (UNAUDITED)

On June 7, 2005, Marine Jet Technology Corp. changed its name to Blue Holdings, Inc., and increased its authorized number of shares of common stock to 75,000,000.

On October 31, 2005, the Company entered into an exchange agreement with Taverniti So Jeans, LLC, a California limited liability company (“Taverniti”), and the members of Taverniti (the “Taverniti Members”).  Under the exchange agreement, the Company acquired all of the outstanding membership interests of Taverniti (the “Taverniti Interests”) from the Taverniti Members, and the Taverniti Members contributed all of their Taverniti Interests to the Company.  In exchange, the Company issued to the Taverniti Members, on a pro rata basis, an aggregate of 500,000 shares of the Common Stock, par value $0.001 per share, of the Company, and paid to the Taverniti Members, on a pro rata basis, an aggregate of Seven Hundred Fifty Thousand Dollars ($750,000).  At the closing of the exchange transaction, Taverniti became a wholly-owned subsidiary of the Company.  Paul Guez, the Company’s Chairman and majority shareholder, was and remains the sole manager and was a member of Taverniti.  Elizabeth Guez, Paul Guez’s spouse and the Company’s former Chief Operating Officer, was also a member of Taverniti.  Two other members of Mr. and Mrs. Guez’s family were the remaining members of Taverniti. The transaction was accounted for as a combination of entities under common control. As such, the financial statements herein have been presented to include the operations of Taverniti since September 13, 2004, the date of its inception, and the $750,000 payment was considered as a deemed distribution to the members of Taverniti upon the closing of the combination.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
AS OF JUNE 30, 2007 (UNAUDITED)

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

(c) Advertising

Advertising costs are expensed as of the first date the advertisements take place.  Advertising expenses included in selling expenses approximated $57,652 and $119,574 for the three and six months ended June 30, 2007, respectively, as compared with $69,897 and $576,062 for the same respective periods last year.

(d) Shipping and Handling Costs

Freight charges are included in selling, distribution and administrative expenses in the statement of operations and approximated $149,960 and $297,235 for the three and six months ended June 30, 2007, respectively, as compared to $156,145 and $324,791 for the same respective periods in the prior year.

(e) Major Suppliers

We purchase our fabric, thread and other raw materials from various industry suppliers within the United States and abroad.  We do not currently have any long-term agreements in place for the supply of our fabric, thread or other raw materials.  The fabric, thread and other raw materials used by us are available from a large number of suppliers worldwide. During the three months ended June 30, 2007, only one supplier accounted for more than 10% of our purchases. Purchases from that supplier were 25.4%. During the six months ended June 30, 2007, three suppliers accounted for more than 10% of our purchases and purchases from these suppliers were 18.3%, 11.1% and 10.1%, respectively. During fiscal 2006, three suppliers accounted for more than 10% of our purchases.  Purchases from these suppliers were 19.7%, 14.9% and 10.2% for the three months ended June 30, 2006, and 13.9%, 11% and 10.9% for the six months ended June 30, 2006, respectively.

(f) Major Customers

During fiscal 2007, two customers accounted for more than 10% of the Company’s sales.  Sales to those customers were 13.5% and 10.3%, respectively, for the three months ended June 30, 2007, and 11.6% and 10.4%, respectively, for the six months ended June 30, 2007.  During the three months ended June 30 2006, two customers accounted for more than 10% of the Company’s sales.  Sales to those customers were 15% and 11%, respectively.  During the six months ended June 30, 2006, one customer accounted for 16% of the Company’s total sales.

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

International sales accounted for approximately 17.9% and 21.6% of the Company’s sales during the three and six months ended June 30, 2007, respectively, including Japan which accounted for 11.5% and 13.3%, respectively, of our total sales.

International sales accounted for approximately 23% and 29% of sales in the three and six months ended June 30, 2006, respectively, including Japan which accounted for 13.2% and 18.5%, respectively, of our total sales.

As of June 30, 2007 and December 31, 2006, one customer accounted for 34% and 42% of total accounts receivable, respectively.

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

The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended June 30, 2007 and 2006:

	June 30,	June 30,
	2007	2006

Dividend yield	—	—
Risk-free interest rate	4.50%	4.50%
Expected volatility	46.01%	46.01%
Expected life of options	5 years	5 years

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

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

At June 30, 2007 and 2006, potentially dilutive securities consisted of outstanding common stock options to acquire 489,500 and 685,000 shares, respectively. These potentially dilutive securities were not included in the calculation of loss per share for the quarter ended June 30, 2007 as they are insignificant to the calculation.  Accordingly, basic and diluted earnings per share for each of the three and six months ended June 30, 2007 and 2006 are the same.

Issued but unvested shares of common stock under forfeitable service agreements are excluded from the calculations of basic and diluted earnings per share until such shares are earned.

(i) Reclassifications

Certain prior year balance sheet items have been reclassified to conform to the current period presentation.

(j) Adoption of new accounting policy

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”)—an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2007, the Company made a cumulative effect adjustment. See note 8.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. The Company’s tax returns are currently under examination by the government. As of June 30, 2007, the taxing authorities have not proposed any significant adjustments to taxable income. The Company does not expect to receive any adjustments that would result in a material change to its final position.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. See note 8.

(k) Recent accounting pronouncements

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
AS OF JUNE 30, 2007 (UNAUDITED)

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

NOTE 3 – DUE FROM FACTOR

We use a factor for working capital and credit administration purposes.  Under the various factoring agreements entered into separately by Blue Holdings, Antik and Taverniti, the factor purchases all the trade accounts receivable assigned by the Company and its subsidiaries and assumes all credit risk with respect to those accounts approved by it.

The factor agreements provide that we can borrow an amount up to 90% of the value of our purchased customer invoices, less a reserve of 10% of unpaid accounts purchased and 100% of all such accounts which are disputed.  The factor agreements provide for automatic renewal subject to 120 days’ termination notice from any party. The factor also makes available to all three companies a combined line of credit up to the lesser of $2.4 million or 50% of the value of eligible raw materials and finished goods. As of June 30, 2007, the Company drew down $2.4 million of this credit line against inventory, $6.4 million against accounts receivable and $5.3 million against personal guarantees of Paul Guez, our Chairman and majority shareholder, and the living trust of Paul and Elizabeth Guez.

As of June 30, 2007, the factor holds $2,012,054 of accounts receivable purchased from us on a without recourse basis and has made advances to us of $587,597 against those receivables, resulting in a net balance amount Due from Factor of $1,239,041, net of reserves of $185,417, as of June 30, 2007. The Company has accounted for the sale of receivables to the factor in accordance with SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

As of June 30, 2007, the factor also held as collateral $6,279,254 of accounts receivable that were subject to recourse, against which the Company has provided reserves of $1,029,938 and as of June 30, 2007, the Company received advances totaling $14,069,439 against such receivables and against eligible inventory. The Company has included the $6,279,254 in accounts receivable, and has reflected the $14,069,439 as short term borrowings on the accompanying balance sheet. The factor commission against such receivables is 0.4% and interest is charged at the rate of 1% over the factor’s prime lending rate per annum.

The factor commission on receivables purchased on a without recourse basis is 0.75% if the aggregate amount of approved invoices is below $10 million per annum, 0.70% if between $10 million and $20 million and 0.65% if between $20 million and $30 million. The Company is contingently liable to the factor for merchandise disputes, customer claims and the like on receivables sold to the factor. To the extent that the Company draws funds prior to the deemed collection date of the accounts receivable sold to the factor, interest is charged at the rate of 1% over the factor’s prime lending rate per annum. Factor advances are collateralized by the non-factored accounts receivable, inventories and the personal guarantees of Paul Guez, our Chairman and majority shareholder, and the living trust of Paul and Elizabeth Guez.

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

NOTE 4 - INVENTORIES

Inventories at June 30, 2007 and December 31, 2006 are summarized as follows:

	June 30,	December 31,
	2007	2006

Raw Materials	$3,383,495	$3,583,019
Work-in-Process	1,930,260	991,775
Finished Goods	4,178,364	2,562,105

	$9,492,119	$7,136,899

Less: Inventory valuation allowance	(1,030,655)	(1,742,893)

TOTAL	$8,461,464	$5,394,006

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2007 and December 31, 2006 are summarized as follows:

	June 30,	December 31,
	2007	2006

Furniture	$20,782	$14,294
Leasehold Improvements	1,293,277	1,219,094
Computer Equipment	760,752	616,551

	2,074,811	1,849,939
Less: Accumulated depreciation and Amortization	(426,789)	(238,768)

	$1,648,022	$1,611,171

Depreciation expense for the three months ended June 30, 2007 and 2006 was $97,078 and $51,450, respectively and for the six months ended June 30, 2007 and 2006 was $187,679 and $77,470, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company purchased fabric at cost from Blue Concept, LLC which is owned by Paul Guez, the Company’s Chairman, for $97,680 and $183,302 during the three and six months ended June 30, 2007, respectively, and $10,092 and $251,658, respectively, during the same periods in the prior year.

On January 1, 2006, the Company leased its facility at Commerce, California from Azteca Production International Inc., as a sub-tenant and is paying it $19,030 per month. Azteca is a company that is co-owned by Paul Guez. Rent expense includes $57,090 and $114,180, respectively, for three and six months June 30, 2007, paid under this lease.

On July 5, 2005 the Company entered into a ten-year license agreement with Yanuk Jeans, LLC.  Under the terms of the agreement, the Company became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of the Yanuk brand products to the wholesale and retail trade. The Company pays to Yanuk Jeans, LLC a royalty of six percent of all net sales of the licensed products and a guaranteed minimum royalty on an annual basis.  In addition, during the term of the license agreement, the Company has the option to purchase from Yanuk Jeans, LLC the property licensed under the agreement. The royalties paid and payable for the three and six months ended June 30, 2006, were $68,312 and $182,931, respectively. Yanuk has agreed to waive such royalties due for the three and six months ended June 30, 2007, and has agreed to waive such royalties through December 31, 2008. Yanuk Jeans, LLC is solely owned by Paul Guez.

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

On October 6, 2005, the Company entered into a five-year license agreement with Yanuk Jeans, LLC. Under the terms of the agreement, the Company became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of Yanuk Jeans, LLC’s U brand products to the wholesale and retail trade. The Company pays to Yanuk Jeans, LLC a royalty of five percent of all net sales of the licensed products and shall pay a guaranteed minimum royalty on an annual basis.  In addition, during the term of the license agreement, the Company has the option to purchase from Yanuk Jeans, LLC the property licensed under the agreement. The royalties for the three and six months ended June 30, 2007 paid or payable to Yanuk Jeans, LLC for the U brand products was $0 and $0, respectively and $0 and $0, respectively,  for the same period last year.

Paul Guez and the living trust of Paul and Elizabeth Guez have guaranteed all advances and ledger debt due to the Company’s factor.

On August 27, 2005, the Company opened a retail store on Melrose Avenue, Los Angeles, California and took over all the obligations of a 10-year property lease which was entered into by Blue Concept, LLC in April 2005. The lease will expire on March 15, 2015.

Taverniti is the exclusive licensee for the design, development, manufacture, sale, marketing and distribution of the Taverniti So Jeans trademark in the denim and knit sports wear categories for men and women.  It is paying royalties to Taverniti Holdings, LLC in the ranges of 5-8 percent depending on the net sales of the licensed products pursuant to a license agreement with Taverniti Holdings, LLC.  Taverniti Holdings, LLC is jointly owned by Paul Guez (60%) and Jimmy Taverniti (40%), the designer of the products for the brand, and Mr. Guez is the sole manager.  The license agreement was signed in May 2004 and expires on December 31, 2015.  Royalties paid or payable for the three months ended June 30, 2007 and 2006 were $86,420 and $305,744, respectively, and $211,757 and $656,526 for the six months ended June 30, 2007 and 2006, respectively.

NOTE 7 - DUE FROM/TO RELATED PARTIES

The related parties are the Company’s majority shareholder (who is also the Chairman, Chief Executive Officer and President of the Company) and limited liability companies that are either owned or co-owned by the majority shareholder.  These amounts are all unsecured and non-interest bearing.  All non-trade related advances from related parties have been repaid.  Trade-related outstanding items follow regular payment terms as invoiced. As of June 30, 2007 and December 31, 2006, total trade-related items due to related parties amounted to $125,734 and $710,153, respectively.

From time to time, the Company’s majority shareholder, Mr. Paul Guez, made advances to the Company to support its working capital needs. These advances were non-interest bearing and unsecured, with no formal terms of repayment. On July 1, 2006, Mr. Guez converted the advances to a line of credit in an agreement with the Company. The line of credit allows the Company to borrow from him up to a maximum of $3 million at an interest rate of 6% per annum. The Company may repay the advances in full or in part at any time until the credit line expires and repayment is required, on December 31, 2007. As of June 30, 2007 and December 31, 2006, the balance of these advances was $2,041,116 and $1,876,991 respectively, and accrued interest thereon was $67,501 and $0, respectively. Interest expense includes $35,490 and $0, for three months ended June 30, 2007 and 2006, respectively, and $67,501 and $0, for six months ended June 30, 2007 and 2006, respectively.

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

NOTE 8 - INCOME TAX

The Company accounts for income taxes and the related accounts under the liability method.  Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

The Company’s provision for income taxes was $108,916 for the six months ended June 30, 2007 compared to $1,674,095 for the same period of the prior year.

The provision for income taxes consists of the following for the periods ended June 30:

	2007	2006
Current
Federal	$(28,411)	$1,464,225
State	15,157	436,649
Deferred
Federal	106,254	(188,416)
State	15,916	(38,363)
Provision for income tax expense	$108,916	$1,674,095

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows for the periods ended June 30:

	2007	2006
Statutory federal rate	34.00%	34.00%
State taxes, net of federal benefit	5.50	6.50
Permanent differences	4.80	0.00
Unrecognized tax benefits	2.40	0.00
Other	0	0.6
Effective tax rate	46.70%	41.10%

The Company and its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2002.  The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax return for 2005 in the first quarter of 2007 that is anticipated to be completed by the end of 2007.  As of June 30, 2007, the IRS has not proposed any adjustments.

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

The Company adopted the provisions of FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized a $32,288 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$310,458
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	9,300
Reductions for tax positions of prior years	-
Settlements	(52,024)
Balance	$267,734

Included in the balance at June 30, 2007 are $208,966 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the period ended June 30, 2007, the Company recognized in income tax expense $9,300 for interest and penalties.  The Company included in its balance for unrecognized tax benefits at June 30, 2007 $70,789 for the payment of interest and penalties.

NOTE 9 – STOCK OPTIONS

Under the Company’s 2005 Stock Incentive Plan (the “Company Plan”), the Company may grant qualified and nonqualified stock options and stock purchase rights to selected employees.  The Company reserved 2,500,000 shares of common stock for issuance under the Company Plan.

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

    At June 30, 2007, options outstanding are as follows:

	Number of	Weighted average	Intrinsic
	options	exercise price	Value

Balance at January 1, 2007	335,500	$5.75	-
Granted	300,000	$1.98	-
Exercised	-	-
Cancelled	(146,000)	$5.20	-
Balance at December 31, 2006	489,500	$3.48	-

Additional information regarding options outstanding as of June 30, 2007 is as follows:

Options outstanding				Options exercisable
		Weighted
	Number	average	Weighted average	Number	Weighted
Exercise price	outstanding	remaining	exercise price	exercisable	average
		contractual life			exercise price
		(years)

$8.10	42,000	7.68	$8.10	22,000	$8.10
$5.30	33,500	8.12	$5.30	33,500	$5.30
$5.20	114,000	8.50	$5.20	35,500	$5.20
$1.98	300,000	9.75	$1.98	100,000	$1.98
$5.20 - $8.10	489,500	9.17	$3.48	191,000	$3.87

Stock based compensation expense of $137,747 and $229,198 were recognized during the six months ended June 30, 2007 and 2006, respectively, relating to the vesting of such options. As of June 30, 2007, the unamortized value of these option awards were $346,865 which will be amortized as a stock based compensation cost over the average of approximately three years as the options vest.

NOTE 10 – CO-BRANDING AGREEMENT

On May 11, 2007, the Company entered into a Letter of Intent with William Adams, aka will.i.am, of the Black Eyed Peas, pursuant to which the parties agreed to, within 30 days of the date of execution, enter into (i) a co-branding agreement for the creation of a collection of premium denim and denim-related apparel under the name “i.am Antik” or such other similar name upon which the parties shall agree, and (ii) a joint venture agreement pursuant to which the parties will design, develop, market, manufacture and distribute apparel products bearing the “I.Am” trademark subject to a license agreement. The term of each of the co-branding agreement and the joint venture agreement shall be for five years, with the first year commencing on the execution of the Letter of Intent and ending on the last day of February 2008, and each year thereafter commencing on March 1 and ending on the last day of February. Prior to their entry into the Letter of Intent, the parties had no material relationship with each other. The Letter of Intent was effective May 11, 2007 and was approved and certified by the shareholders of the Company on June 21, 2007.

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

Mr. Adams is required to perform specific design, marketing and promotional services under the term of Letter of Intent. In consideration of such services rendered by Mr. Adams, the Company issued to Mr. Adams as base compensation 175,000 shares of its common stock on May 21, 2007 and will issue to Mr. Adams 81,250 shares on each anniversary of the effective date of the Letter of Intent for a period of 4 years, subject to the prior effectiveness of a registration statement on Form S-8 registering the issuance of the shares to Mr. Adams. Mr. Adams will also be entitled to receive up to an aggregate of 500,000 additional shares of common stock from the Company upon achieving certain milestones based on net sales.

Mr. Adams is permitted to terminate the co-branding agreement and/or joint venture agreement in the event that the Company is delisted from the NASDAQ Capital Market, a final and binding legal determination is made by a body with appropriate jurisdiction that the Company has failed to comply with the rules and regulations promulgated by the Securities and Exchange Commission, or the joint venture’s failure to launch an “I.Am” collection within 12 months from the date of execution of the definitive joint venture agreement.

The Company determined that since the shares contain performance requirements and specific services to be performed, and the shares would be returned if such services were not preformed, it is appropriate to recognize as expense the value of the issued shares that are earned each month.  As such, the Company determined that the 175,000 shares that were issued in May 2007 will be amortized as earned over a one year period. The shares earned will be valued at the end of each month based on the fair value of those shares in accordance with EITF 96-18. Compensation expense for the six months ended June 30, 2007 amounted to $6,300 based upon the amortization of the shares earned from June 21, 2007, the revised effective date of the agreement.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

License agreements:

On January 12, 2007, the Company entered into a License Agreement with Faith Connexion S.A.R.L., a company formed under the laws of France (“Faith”). Pursuant to the License Agreement, Faith granted an exclusive right and license to use the Faith Connexion trademark for the manufacture, marketing, promotion, sale, distribution and other exploitation of men’s and women’s hoodies, t-shirts, sweatshirts, sweatpants and hats in North America (including Canada), South America, Japan and Korea. Compensation for use of the Faith Connexion trademark will consist of a royalty calculated as 9% of the Company’s net sales arising from products bearing the Faith Connexion trademark in the first two years, and 9.5% of net sales in year three. The License Agreement has a term of three years as follows: the first year is comprised of 18 months, year two is comprised of the next six months, and year three is comprised of the following 12 months. Per the agreement, the Company has agreed to a guarantee payment of royalties on identified minimum net sales amounts ranging from $3.5 to $10 million over each of the three years (equal to minimum royalties of $450,000, $315,000, and $950,000, in each of years one (first eighteen months), two (next 6 months) and three (next twelve months), respectively, and to spend at least 3% of actual net sales amounts on marketing and advertising the Faith Connexion trademarked products in the territory. During three months ended June 30, 2007, the Company recorded royalty expense of $75,000.

On April 27, 2007, Antik Denim, LLC (“Antik”), a California limited liability company and our wholly-owned subsidiary, executed a License Agreement (the “Mercier License Agreement”) dated to be effective as of April 18, 2007, by and between Antik and Mercier SARL, a company formed under the laws of France (“Mercier”).

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

Pursuant to the Mercier License Agreement, Antik granted an exclusive right and license to use the Antik Denim trademark for the manufacture, marketing, promotion, sale, distribution and other exploitation of denim and sportswear apparel in Europe.  Compensation for use of the Antik Denim trademark will consist of a royalty calculated as 10% of Mercier’s net sales arising from products bearing the Antik Denim trademark.  The Mercier License Agreement has an initial term of twenty (20) months, and includes four (4) one (1)-year extension options available to Mercier to the extent it achieves specified minimum net sales.  Mercier has agreed to guarantee payment of royalties on an identified minimum net sales amount of $2.5 million during the initial twenty (20) month term, and on identified minimum net sales amounts ranging from $2.5 million to $10 million over the eligible extension terms.  In connection with these minimum net sales, the Mercier License Agreement provides for an upfront minimum guarantee advance of $250,000 which has been received by the Company and recorded as a deferred revenue as of June 30, 2007, and an aggregate of minimum royalty payments of $2.5 million for the years 2009 though 2012 assuming the Mercier License Agreement is renewed at the end of 2008.

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

Legal proceedings:

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

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)

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

NOTE 12-SUBSEQUENT EVENTS

On July 24, 2007, the Company appointed Glenn S. Palmer as its new Chief Executive Officer and President. The Employment Agreement is effective as of July 1, 2007 and will terminate on December 31, 2009. Under the terms of the Employment Agreement, Mr. Palmer will receive base compensation for each of the third and fourth quarters of fiscal 2007 of $87,500 and minimum annual compensation for each of fiscal 2008 and 2009 of $400,000. Mr. Palmer is also entitled to receive an annual bonus equivalent to 2.5% of the Company’s earnings before interest, taxes, depreciation and amortization for each of the years ended December 31, 2008 and 2009, and is eligible to receive a bonus for the period ended December 31, 2007, if any, as determined by the Compensation Committee of the Company’s Board of Directors. Mr. Palmer is also entitled to four weeks paid vacation and reimbursement of expenses, including up to $2,000 per month for all expenses incurred by Mr. Palmer with respect to his personal automobile. The Company has also agreed to provide Mr. Palmer with a furnished apartment or comparable living space in Los Angeles, California suitable to his position for the initial twelve months of the term of the Employment Agreement. Additionally, the Company has agreed to pay for no more than two coach or economy class round trip tickets per month from Los Angeles to New Jersey for Mr. Palmer.  As an inducement material to Mr. Palmer's decision to enter into employment with the Company, the Company agreed to grant Mr. Palmer an option to purchase 625,000 shares of the Company’s common stock. The option has a term of 10 years, a per share exercise price of $1.40 and will vest over a period of two years, with 125,000 shares vesting on the date of grant and 125,000 shares vesting on each subsequent six-month anniversary of the date of grant. All unexercised options outstanding as of the date of any termination of Mr. Palmer's employment with the Registrant will expire.

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

Significant Developments in Second Quarter

On January 12, 2007, we entered into a three-year License Agreement (the “Faith License Agreement”) with Faith Connexion S.A.R.L. (“Faith”) pursuant to which Faith granted us an exclusive right and license to use the Faith Connexion trademark for the manufacture, marketing, promotion, sale, distribution and other exploitation of men’s and women’s hoodies, t-shirts, sweatshirts, sweatpants and hats in North America, South America, Japan and Korea.  Compensation for use of the Faith Connexion trademark will consist of a royalty of 9% of our net sales arising from products bearing the Faith Connexion trademark in the first two years, and 9.5% of net sales in year three.  The Faith License Agreement has a term of three years as follows: the first year is comprised of 18 months, year two is comprised of the next six months, and year three is comprised of the following 12 months.  We have agreed to guarantee payment of royalties on identified minimum net sales amounts ranging from $3.5 to $10 million over each of the three years (equal to minimum royalties of $450,000, $315,000, and $950,000, in each of years one (first eighteen months), two (next 6 months) and three (next twelve months), respectively, and to spend at least 3% of actual net sales amounts on marketing and advertising the Faith Connexion trademarked products in the territory. During the quarter ended June 30, 2007, we recorded royalty expense of $75,000 pursuant to the minimum guaranteed royalty.

In March 2007, the United States Internal Revenue Service initiated an examination of our Federal income tax return for the year ended December 31, 2005.  As of June 30, 2007, the taxing authorities have not proposed any significant adjustments to taxable income. We do not expect to receive any adjustments that would result in a material change to our final position.

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

Pursuant to the Mercier License Agreement, Antik granted an exclusive right and license to use the Antik Denim trademark for the manufacture, marketing, promotion, sale, distribution and other exploitation of denim and sportswear apparel in Europe.  Compensation for use of the Antik Denim trademark will consist of a royalty calculated as 10% of Mercier’s net sales arising from products bearing the Antik Denim trademark.  The Mercier License Agreement has an initial term of twenty (20) months, and includes four (4) one (1)-year extension options available to Mercier to the extent it achieves specified minimum net sales.  Mercier has agreed to guarantee payment of royalties on an identified minimum net sales amount of $2.5 million during the initial twenty (20) month term, and on identified minimum net sales amounts ranging from $2.5 million to $10 million over the eligible extension terms.  In connection with these minimum net sales, the Mercier License Agreement provides for an upfront minimum guarantee advance of $250,000 which has been received by the Company and recorded as a deferred revenue as of June 30, 2007, and an aggregate of minimum royalty payments of $2.5 million for the years 2009 though 2012 assuming the Mercier License Agreement is renewed at the end of 2008.

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

Subsequent Significant Developments

On July 24, 2007, we appointed Glenn S. Palmer as our new Chief Executive Officer and President. Mr. Palmer’s Employment Agreement is effective as of July 1, 2007 and will terminate on December 31, 2009. Under the terms of the Employment Agreement, Mr. Palmer will receive base compensation for each of the third and fourth quarters of fiscal 2007 of $87,500 and minimum annual compensation for each of fiscal 2008 and 2009 of $400,000. Mr. Palmer is also entitled to receive an annual bonus equivalent to 2.5% of our earnings before interest, taxes, depreciation and amortization for each of the years ended December 31, 2008 and 2009, and is eligible to receive a bonus for the period ended December 31, 2007, if any, as determined by the Compensation Committee of our Board of Directors. Mr. Palmer is also entitled to four weeks paid vacation and reimbursement of expenses, including up to $2,000 per month for all expenses incurred by Mr. Palmer with respect to his personal automobile. We have also agreed to provide Mr. Palmer with a furnished apartment or comparable living space in Los Angeles, California suitable to his position for the initial twelve months of the term of the Employment Agreement. Additionally, we have agreed to pay for no more than two coach or economy class round trip tickets per month from Los Angeles to New Jersey for Mr. Palmer.  As an inducement material to Mr. Palmer's decision to enter into employment with us, we agreed to grant Mr. Palmer an option to purchase 625,000 shares of our common stock. The option has a term of 10 years, a per share exercise price of $1.40 and will vest over a period of two years, with 125,000 shares vesting on the date of grant and 125,000 shares vesting on each subsequent six-month anniversary of the date of grant. All unexercised options outstanding as of the date of any termination of Mr. Palmer's employment with us will expire.

Mr. Palmer has commenced the implementation of a comprehensive action plan with key strategic initiatives focused on cutting costs to reduce our SG&A by approximately 10% by the end of the year, selling off our excess inventory, and aggressively reviewing and evaluating the long-term viability of our brands, licensees and retail strategy.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our consolidated statements of operations and certain such data expressed as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Sales	$ 8,401,971	$ 15,180,652	$ 16,842,193	$ 27,058,531
Gross Profit	4,491,141	7,428,353	9,563,602	13,377,616
Percentage of net sales	53%	49%	57%	49%
Selling, distribution & administrative expenses	$ 4,057,091	$ 4,322,680	$ 8,577,659	$ 8,923,087
Percentage of net sales	48%	28%	51%	33%
Income before provision for income taxes	$ 19,661	$ 2,891,224	$ 233,410	$ 4,068,767
Percentage of net sales	0%	19%	1%	15%
Net income	$ 7,236	$ 1,714,496	$ 124,494	$ 2,394,672
Percentage of net sales	0%	11%	1%	9%

Three Months Ended June 30, 2007 vs. 2006

Net sales decreased from $15.2 million for the three months ended June 30, 2006 to $8.4 million for the three months ended June 30, 2007. The sales were less than during the same period last year for a variety of reasons. Firstly, due to the lack of European distributors, our international sales reduced from 23% during the three months ended June 30, 2006 to 17.9% during three months ended June 30, 2007. Secondly, we are still recovering from our third and fourth quarter delivery problems. During the latter part of the second quarter of 2007, several major retailers re-established their sales orders with us.  In addition, in May 2007, we signed a European license agreement.

Gross profit for the three months ended June 30, 2007 decreased to $4.49 million from $7.43 million in the three months ended June 30, 2006. The decrease in gross profit was largely due to reduced sales during the quarter ended June 30, 2007. However, we expect our gross margin to be maintained at approximately 50% in the future.

Selling, distribution and administrative expenses for the three months ended June 30, 2007 totaled $4.06 million compared with $4.32 million for the three months ended June 30, 2006. The principal components in the second quarter of 2007 were payroll of $1.7 million (compared to $1.7 million in the second quarter last year), rent expense of $0.30 million ($0.12 million in the same period of 2006), professional fee expenses of $0.26 million ($0.3 million in the same period of 2006), royalties of $0.16 million ($0.37 million in 2006) and stock-based compensation of $0.08 million ($0.11 million in the same period last year).

Net Income after provision for taxes in the second quarter of 2007 was $0.01 million or 0.1% of net sales compared to $1.7 million or 11% of net sales in the second quarter of 2006. Basic and diluted earnings per share decreased to $0.00 from $0.07 in the same period of last year. For the three months ended June 30, 2007, the Company provided $0.01 million for income tax compared to $1.18 million for the three months ended June 30, 2006.

Six Months Ended June 30, 2007 vs. 2006

Net sales decreased from $27.1 million for the six months ended June 30, 2006 to $16.8 million for the six months ended June 30, 2007. The sales were less than during the same period last year for a variety of reasons. First, due to the lack of European distributors, our international sales decreased from 29% in 2006 to 21.6% during the six months ended June 30, 2007. Secondly, we are still recovering from our third and fourth quarter delivery problems. However, in the latter part of the second quarter of 2007, several major retailers re-established their sales orders with us. In addition, in May 2007, we signed a European license agreement.

Gross profit for the six months ended June 30, 2007 decreased to $9.56 million from $13.38 million during the same period last year. The decrease in gross profit was largely due to reduced sales during the six months ended June 30, 2007. However, we expect our gross margin to be maintained at approximately 50% in the future.

Selling, distribution and administrative expenses for the six months ended June 30, 2007 totaled $8.58 million compared with $8.92 million for the same period last year. The principal components during the six months ended June 30, 2007 were payroll of $3.4 million (compared to $3.5 million in the same period last year), professional fee expenses of $0.65 million ($0.58 million in the same period of 2006), advertising and trade show expenses of $0.55 million ($0.71 million in the same period of 2006), rent expense of $0.47 million ($0.37 million in the same period of 2006), royalties of $0.36 million ($0.83 million in 2006) and stock-based compensation of $0.14 million ($0.23 million in the same period last year).

Net Income after provision for taxes during the six months ended June 30, 2007 was $0.1 million or 1% of net sales compared to $2.39 million or 8.9% of net sales during the same period of 2006. Basic and diluted earnings per share decreased to $0.00 from $0.09 in the same period of last year. For the six months ended June 30, 2007, the Company provided $0.1 million for income tax compared to $1.67 million for the six months ended June 30, 2006.

Liquidity and Capital Resources

We believe we currently have adequate resources to fund our anticipated cash needs through December 31, 2007 and beyond.  However, an adverse business development could require us to raise additional financing sooner than anticipated.

For the six months ended June 30, 2007, net cash used in operating activities was $(3.9 million).  The deficit was primarily due to an increase of $3.1 million in inventory and $0.7 million in prepaid and other current assets and a decrease in accounts payable of $1.3 million and was offset by a decrease in accounts receivables of $1.0 million, and an increase in bank overdraft of $0.5 million. Net cash provided by financing activities was $4.2 million due to an increase in short-term borrowings by $4.0 million and an increase in advances from our majority shareholder by $0.2 million.

We use a factor, FTC Commercial Corp., for working capital and credit administration purposes.  Under the various factoring agreements entered into separately by Blue Holdings, Antik and Taverniti So Jeans, LLC (“Taverniti”), the factor purchases all the trade accounts receivable assigned by us and assumes all credit risk with respect to those accounts approved by it.

The factor agreements provide that we can obtain an amount up to 90% of the value of our purchased customer invoices, less a reserve of 10% of unpaid accounts purchased and 100% of all accounts that are disputed.  The factor agreements provide for the automatic renewal of the agreements subject to 120 days’ termination notice from any party.  We receive amounts against purchased customer invoices on a recourse basis or a non-recourse basis under these agreements.  Amounts received against customer invoices purchased on a recourse basis are classified as “short-term borrowings” and amounts received against customer invoices purchased on a non-recourse basis are reflected on a net basis against such receivables purchased by the factor in “due from factor” on the balance sheets included in our financial statements.

In addition, the factor also makes available to all three companies a combined line of credit up to the lesser of $2.4 million and 50% of the value of eligible raw materials and finished goods. As of June 30, 2007, we drew down $2.4 million of this credit line.

As of June 30, 2007, the amount of the reserve held by the factor was approximately $1.2 million.  The factor commission is 0.75% if the aggregate amount of approved invoices is below $10 million per annum, and will be reduced by 5 basis points for each increase by $10 million in the aggregate amount of approved invoices. We are contingently liable to the factor for merchandise disputes, customer claims and the like on receivables sold to the factor.  To the extent that we draw funds prior to the deemed collection date of the accounts receivable sold to the factor, interest is charged at the rate of 1% over the factor’s prime lending rate per annum. Factor advances and ledger debt are collateralized by the non-factored accounts receivable, inventories and the personal guarantees of Paul Guez, our Chairman of the Board of Directors and majority shareholder, and the living trust of Paul and Elizabeth Guez.

The factor also purchased customer invoices on a “with recourse” basis. These advances and the advances against inventory were classified as “short-term borrowings.” These short-term borrowings amounted to $14.1 million as of June 30, 2007.  The factor commission is 0.4% for receivables purchased subject to recourse.  Receivables subject to recourse approximated $6.4 million net of reserves as of June 30, 2007.  Although the arrangement with our factor is important to our liquidity and capital resources, management believes that cash flow from operations, and our ability to obtain other debt or equity financing, permits us to adequately support and manage our ongoing operations.

From time to time, our majority shareholder, Mr. Paul Guez, made advances to us to support our working capital needs. These advances were non-interest bearing. On July 1, 2006, Mr. Guez converted the advances to a line of credit in an agreement with us. The line of credit allows us to borrow from him up to a maximum of $3 million at an annual interest rate of 6%. We may repay the advances in full or in part at any time until the credit line expires on December 31, 2007.  As of June 30, 2007, the balance of these advances was $2.0 million.

Our primary source of liquidity is expected to be cash flow generated from operations, cash and cash equivalents currently on hand, and working capital attainable through our factor. We received a $1.45 million tax refund during the third quarter of 2007.  We may seek to finance future capital needs through various means and channels, such as issuance of long-term debt or sale of equity securities.

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

At the beginning of fiscal year 2007, we adopted the provisions of FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes.”  As a result of the implementation of Interpretation 48, we recognized a $52,465 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

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

As of June 30, 2007, the factor holds $2,012,054 of accounts receivable purchased from us on a without recourse basis and has made advances to us of $587,597 against those receivables, resulting in a net balance amount Due from Factor of $1,239,041, net of reserves of $185,417, as of June 30, 2007. The Company has accounted for the sale of receivables to the factor in accordance with SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

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

We have one customer who accounted for approximately 34% of our total receivables at June 30, 2007 and one customer who accounted for 13.5% of our sales for the quarter ended June 30, 2007.  A decrease in business from or loss of any significant customer would have a material adverse effect on our results of operations. Additionally, certain retailers, including some of our customers, have experienced in the past, and may experience in the future, financial difficulties, which increase the risk of extending credit to such retailers and the risk that financial failure will eliminate a customer entirely.  These retailers have attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors.  There can be no assurance that we will remain a preferred vendor for our existing customers.  Further, there can be no assurance that our factor will approve the extension of credit to certain retail customers in the future.  If a customer’s credit is not approved by the factor, we could assume the collection risk on sales to the customer itself, require that the customer provide a letter of credit, or choose not to make sales to the customer.

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

We have been reducing our reliance on domestic contractors and expanding our use of offshore manufacturers as a cost-effective means to produce our products.  During the quarter ended June 30, 2007, we sourced a significant majority of our finished products from suppliers located outside the United States and we also continued to increase our purchase of fabrics outside the United States.  In addition, we have been increasing our international sales of product primarily through our licensees and distributors.

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

As of August 13, 2007, our executive officers and directors owned approximately 79% of the outstanding shares of our common stock.  Paul Guez, our Chairman, and his spouse Elizabeth Guez collectively owned approximately 72% of the outstanding shares of our common stock at August 13, 2007.  Accordingly, our executive officers and key personnel have the ability to affect the outcome of, or exert considerable influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control.  This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us.  This, in turn, could have a negative effect on the market price of our common stock.  It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock.

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

As of June 30, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007, our disclosure controls and procedures were effective.

During the quarter ended June 30, 2007, there were no changes in the internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

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

We held our Annual Meeting of Shareholders on June 21, 2007.  At the Annual Meeting, there were 26,057,200 shares of our common stock entitled to vote, and 23,146,387 (88.8%) were represented at the meeting in person and by proxy.  Immediately prior to and following the Annual Meeting, our board of directors was comprised of Paul Guez, Gary Freeman, Harry Haralambus, Leonard Hecht and Kevin Keating.

The following summarizes vote results for those matters submitted to our shareholders for action at the Annual Meeting:

1.           Proposal to elect Messrs. Guez, Freeman, Haralambus, Hecht and Keating to serve as our directors for the ensuing year and until their successors have been elected and qualified.

Director	For	Withheld
Paul Guez	22,517,950	0
Gary Freeman	22,517,950	0
Harry Haralambus	22,517,950	0
Leonard Hecht	22,517,950	0
Kevin Keating	22,517,950	0

2.           Proposal to ratify the selection of Weinberg & Company, P.A. as our independent public accountants for the fiscal year ending December 31, 2007.

For	Against	Abstain	Broker Non-Votes
22,513,226	10,280	6,720	0

3.           Proposal to ratify and approve our entry on May 11, 2007, into a Letter of Intent with William Adams, our entry into the definitive agreements contemplated under the Letter of Intent, and the issuance of up to 1,000,000 shares of our common stock to Mr. Adams pursuant to the terms of the Letter of Intent and the definitive agreements contemplated thereunder.

For	Against	Abstain	Broker Non-Votes
18,976,262	4,833	214,610	0

ITEM 6.	EXHIBITS

See attached Exhibit Index.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE HOLDINGS, INC.

Date: August 14, 2007	By:	/s/ Larry Jacobs
Larry Jacobs
Chief Financial Officer and Secretary

Exhibit Index

Exhibit Number	Description of Exhibit

10.1
Letter of Intent dated May 9, 2007 and effective May 11, 2007 between the Registrant and William Adams.  Incorporated by reference to Appendix A of the Registrant's revised Definitive Proxy Statement filed with the Securities and Exchange Commission on June 1, 2007.

10.2	Letter Agreement dated May 30, 2007 and executed on June 12, 2007 between the Registrant and William Adams.

10.3
Employment Agreement dated July 24, 2007 and effective July 1, 2007, between the Registrant and Glenn S. Palmer.  Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2007.

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