Form 10-Q
period 2007-09-30
BLUE HOLDINGS, INC.
filed 2007-11-14
CIK 1139683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2007

Commission File Number:  000-33297

BLUE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0450923
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5804 E. Slauson Ave., Commerce, CA 90040
(Address of principal executive offices)

(323) 725-5555
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐ No   ☒

As of November 13, 2007, 26,232,200 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Proforma
ASSETS	September 30,	September 30,	December 31,
	2007	2007	2006
	(Unaudited)	(Unaudited)
	[Note 12]
Current assets:
Cash		$221,202	$109,031
Due from factor, net of reserves of $106,237 and $178,801, respectively		2,662,425	1,366,588
Accounts receivable, net of reserves of $1,193,000 and $901,941 respectively:
- Purchased by factor with recourse		3,380,109	7,662,198
- Others		146,672	19,312
Inventories, net of reserves of $590,701 and $1,742,893 respectively		8,943,060	5,394,006
Income taxes receivable		61,190	2,030,919
Deferred income taxes		868,011	2,488,082
Prepaid expenses and other current assets		1,120,502	396,810
Total current assets		17,403,171	19,466,946

Deferred income taxes		1,875,925	-
Property and equipment, less accumulated depreciation		1,881,012	1,611,171
Total assets		$21,160,108	$21,078,117

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Bank overdraft		$903,804	$266,788
Accounts payable		864,559	2,820,024
Short-term borrowings		14,463,317	10,026,814
Due to related parties		85,778	710,153
Advances from majority shareholder		-	1,876,991
Current portion of liability for unrecognized tax benefits		96,850	-
Accrued expenses and other current liabilities		2,042,379	2,133,932
Total current liabilities		18,456,687	17,834,702

Loan from majority shareholder	$-	2,556,682	-
Non-current portion of liability for unrecognized tax benefits	231,592	231,592	-
Total long-term liabilities	231,592	2,788,274	-

Total liabilities	18,688,279	21,244,961	17,834,702

Stockholders' equity (deficiency):
Preferred stock $0.001 stated value, 5,000,000 shares authorized, 1,000,000 Series A convertible shares issued with 6% cumulative dividend of the designated purchase price and initial conversion price of $0.7347 (Note 12)	2,556,682
Common stock $0.001 par value, 75,000,000 shares authorized, 26,232,200 and 26,057,200 shares issued and outstanding, respectively	26,232	26,232	26,057
Additional paid-in capital	5,445,904	5,445,904	4,964,091
Accumulated deficit	(5,556,989)	(5,556,989)	(1,746,733)
Total stockholders' equity (deficiency)	$2,471,829	(84,853)	3,243,415
Total liabilities and stockholders' equity (deficiency)		$21,160,108	$21,078,117

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	$9,458,399	$14,551,581	$26,300,592	$41,610,112

Cost of goods sold	8,511,248	10,116,732	15,789,839	23,797,647

Gross profit	947,151	4,434,849	10,510,753	17,812,465

Selling, distribution & administrative expenses	4,468,960	4,281,467	13,046,619	13,204,554

Income (loss) before other expenses and provision for income taxes	(3,521,809)	153,382	(2,535,866)	4,607,911

Other expenses:

Interest expense	453,302	257,997	1,205,835	643,759

Expenses relating to acquisition of Long Rap, Inc.	-	500,887	-	500,887

Total other expenses	453,302	758,884	1,205,835	1,144,646

Income (loss) before provision for income taxes	(3,975,111)	(605,502)	(3,741,701)	3,463,265

Provision (benefit) for income taxes	(92,826)	(184,642)	16,090	1,489,453

Net income (loss)	$(3,882,285)	$(420,860)	$(3,757,791)	$1,973,812

Earnings (loss) per common share, basic and diluted	$(0.15)	$(0.02)	$(0.14)	$0.08

Weighted average shares outstanding, basic and diluted	26,232,200	26,057,200	26,154,422	26,057,200

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

	Shares Issued		Additional
		Par Value	Paid In	Accumulated
	Number	0.001	Capital	Deficit	Total

Balance, January 1, 2007	26,057,200	$26,057	$4,964,091	$(1,746,733)	$3,243,415

Fair value of vested stock options	-	-	254,488	-	254,488

Cumulative effect of adoption of FIN 48	-	-	-	(52,465)	(52,465)

Shares issued under co-branding agreement	175,000	175	227,325	-	227,500

Net loss for the period	-	-	-	(3,757,791)	(3,757,791)

Balance, September 30, 2007	26,232,200	$26,232	$5,445,904	$(5,556,989)	$(84,853)

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Nine Months Ended
	September 30,
	2007	2006

Cash flows from operating activities:
Net Income (loss)	$(3,757,791)	$1,973,812
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	312,442	136,644
Fair value of vested stock options	254,488	356,528
Changes in assets and liabilities:
Accounts receivable	4,154,729	(3,598,620)
Due from factor	(1,295,837)	(789,990)
Income taxes receivable	1,969,729	-
Inventories	(3,549,054)	(3,629,291)
Due to related parties	(624,375)	399,950
Due from related parties	-	15,974
Deferred income taxes	20,123	(235,423)
Prepaid expenses and other current assets	(496,192)	(740,641)
Income tax payable	-	(650,468)
Bank overdraft	637,016	(594,303)
Accounts payable	(1,955,466)	553,751
Other current liabilities	(91,553)	588,046
Net cash used in operating activities	(4,421,741)	(6,214,031)

Cash flows from investing activities:
Purchase of equipment	(582,282)	(1,216,063)
Net cash used in investing activities	(582,282)	(1,216,063)

Cash flows from financing activities:
Short-term borrowings	4,436,503	4,912,007
Advances from majority shareholder	679,691	2,412,025
Net cash provided by financing activities	5,116,194	7,324,032

Net (decrease) increase in cash	112,171	(106,062)
Cash at beginning of period	109,031	228,127
Cash at end of period	$221,202	$122,065

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$1,205,835	$643,759

Cash paid for income tax	$-	$2,551,605

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Cumulative effect of adoption of FIN 48	$52,465	$-

Increase in prepaid for fair value of stock issued under co-branding agreement	$227,500	$-

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007

NOTE 1 – BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

(a) Basis of Presentation

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2007 and the results of operations for the three and nine months ended September 30, 2007 and 2006 and cash flow for the nine months ended September 30, 2007 and 2006.  The condensed consolidated balance sheet as of December 31, 2006 is derived from the Company’s audited financial statements.

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

The Company’s results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2007.

The condensed consolidated financial statements include the operations of Blue Holdings, Inc. and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

(b) Organization

Blue Holdings, Inc. (the “Company”) was incorporated in the State of Nevada on February 9, 2000 under the name Marine Jet Technology Corp.  On April 14, 2005, Blue Holdings entered into an Exchange Agreement with Antik Denim, LLC (“Antik”).  At the closing of the transactions contemplated by the Exchange Agreement, which occurred on April 29, 2005, Blue Holdings acquired all of the outstanding membership interests of Antik (the “Interests”) from the members of Antik, and the members contributed all of their Interests to Blue Holdings.  In exchange, Blue Holdings issued to the members 843,027 shares of Series A Convertible Preferred Stock, par value $0.001 per share, of Blue Holdings (“Preferred Shares”), which, on June 7, 2005, as a result of a change to Marine Jet Technology Corp.’s name to Blue Holdings, Inc. and a 1 for 29 reverse stock split, were converted into 24,447,783 shares of Blue Holding’s common stock on a post-reverse stock split basis.

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
AS OF SEPTEMBER 30, 2007

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

(c) Nature of Operations

The Company operates exclusively in the wholesale apparel industry. The Company designs, develops, markets and distributes high fashion jeans and accessories under the brand names Antik Denim, Yanuk,Faith Connexion and Taverniti So Jeans.  The Company’s products currently include jeans, jackets, belts, purses and T-shirts.  The Company currently sells its products in the United States, Canada, and Japan directly to department stores and boutiques and through distribution arrangements in certain foreign jurisdictions.  The Company is headquartered in Commerce, California and maintains showrooms in New York and Los Angeles. The Company opened a retail store in Los Angeles during August 2005 and another store in San Francisco in September 2006. These retail operations are not yet significant to the consolidated operations.

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
AS OF SEPTEMBER 30, 2007

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

(c) Advertising

Advertising costs are expensed as of the first date the advertisements take place.  Advertising expenses included in selling expenses approximated $165,442 and $285,016 for the three and nine months ended September 30, 2007, respectively, as compared with $51,420 and $627,482 for the same respective periods last year.

(d) Shipping and Handling Costs

Freight charges are included in selling, distribution and administrative expenses in the statement of operations and approximated $187,731 and $484,966 for the three and nine months ended September 30, 2007, respectively, as compared to $263,881 and $588,672 for the same respective periods in the prior year.

(e) Major Suppliers

We purchase our fabric, thread and other raw materials from various industry suppliers within the United States and abroad.  We do not currently have any long-term agreements in place for the supply of our fabric, thread or other raw materials.  The fabric, thread and other raw materials used by us are available from a large number of suppliers worldwide. During the three months ended September 30, 2007, only three suppliers accounted for more than 10% of our purchases. Purchases from these suppliers were 12.9%, 11.2% and 10.7%, respectively. During the nine months ended September 30, 2007, two suppliers accounted for more than 10% of our purchases and purchases from these suppliers were 15.4% and 11.4% , respectively. During the three months ended September 30, 2006, three suppliers accounted for more than 10% of our purchases.  Purchases from these suppliers were 31.5%, 13.0% and 11.8%, respectively. During the nine months ended September 30, 2006 two suppliers accounted for more than 10% of our purchases and purchases from these suppliers were 13.6% and 12.9%, respectively.

(f) Major Customers

During three months ended September 30, 2007, one customer accounted for more than 10% of the Company’s sales and sales to that customer was 11.1%. For the nine months ended September 30, 2007, two customers accounted for more than 10% of the Company’s sales and sales to those customers were 10.7% and 10.5%, respectively.  During fiscal 2006, two customers accounted for more than 10% of the Company’s sales.  Sales to those customers were 30.3% and 11.6%, for the three months ended September 30, 2006 and 15.6% and 14.3% for the nine months ended September 30, 2006, respectively.

International sales accounted for approximately 17.9% and 20.9% of the Company’s sales during the three and nine months ended September 30, 2007, respectively, including Japan which accounted for 9.7% and 12%, respectively, of our total sales. International sales accounted for approximately 25% and 30% of sales in the three and nine months ended September 30, 2006, respectively, including Japan which accounted for 16% and 17%, respectively, of our total sales.

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007

As of September 30, 2007 and December 31, 2006, one customer accounted for 18% and 42% of total accounts receivable, respectively.

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

The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended September 30, 2007 and 2006:

	September 30,	September 30,
	2007	2006

Dividend yield	—	—
Risk-free interest rate	4.50%	4.50%
Expected volatility	48.20%	46.01%
Expected life of options	6 years	5 years

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

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007

At September 30, 2007 and 2006, potentially dilutive securities consisted of outstanding common stock options to acquire 471,500 and 685,000 shares, respectively. These potentially dilutive securities were not included in the calculation of loss per share for the three and nine months ended September 30, 2007 as they were anti-dilutive for the periods in 2007 and insignificant to the calculation in 2006.  Accordingly, basic and diluted earnings per share for each of the three and nine months ended September 30, 2007 and 2006 are the same.

Issued but unvested shares of common stock under forfeitable service agreements are excluded from the calculations of basic and diluted earnings per share until such shares are earned.

(i) Reclassifications

Certain prior year balance sheet items have been reclassified to conform to the current period presentation.

(j) Adoption of new accounting policy

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”)—an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2007, the Company made a cumulative effect adjustment. See note 8.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. The Company’s tax returns are currently under examination by the government. As of September 30, 2007, the taxing authorities have not proposed any significant adjustments to taxable income. The Company does not expect to receive any adjustments that would result in a material change to its final position.

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
AS OF SEPTEMBER 30, 2007

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

The factor agreements provide that we can borrow an amount up to 90% of the value of our purchased customer invoices, less a reserve of 10% of unpaid accounts purchased and 100% of all such accounts which are disputed.  The factor agreements provide for automatic renewal subject to 120 days’ termination notice from any party. The factor also makes available to all three companies a combined line of credit up to the lesser of $2.4 million or 50% of the value of eligible raw materials and finished goods. As of September 30, 2007, borrowings under this line of credit were $14.5 million of which, the Company drew down $2.4 million of this credit line against inventory, $4.9 million against accounts receivable and $7.2 million against personal guarantees of Paul Guez, our Chairman and majority shareholder, and the living trust of Paul and Elizabeth Guez.

As of September 30, 2007, the factor holds $2,831,979 of accounts receivable purchased from us on a without recourse basis and has made advances to us of $63,315 against those receivables, resulting in a net balance amount Due from Factor of $2,662,425, net of reserves of $106,236, as of September 30, 2007. The Company has accounted for the sale of receivables to the factor in accordance with SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

As of September 30, 2007, the factor also held as collateral $3,380,109 of accounts receivable that were subject to recourse, against which the Company has provided reserves of $1,193,000 and as of September 30, 2007, the Company received advances totaling $14,463,000 against such receivables, eligible inventory, intangibles, and on the personal guarantee of Mr. Paul Guez. The Company has included the $3,114,334 in accounts receivable, and has reflected the $14,463,000 as short term borrowings on the accompanying balance sheet. The factor commission against such receivables is 0.4% and interest is charged at the rate of 1% over the factor’s prime lending rate per annum.

The factor commission on receivables purchased on a without recourse basis is 0.75% if the aggregate amount of approved invoices is below $10 million per annum, 0.70% if between $10 million and $20 million and 0.65% if between $20 million and $30 million. The Company is contingently liable to the factor for merchandise disputes, customer claims and the like on receivables sold to the factor. To the extent that the Company draws funds prior to the deemed collection date of the accounts receivable sold to the factor, interest is charged at the rate of 1% over the factor’s prime lending rate per annum. Factor advances are collateralized by the non-factored accounts receivable, inventories and the personal guarantees of Paul Guez, our Chairman and majority shareholder, and the living trust of Paul and Elizabeth Guez (see note 6).

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007

NOTE 4 - INVENTORIES

Inventories at September 30, 2007 and December 31, 2006 are summarized as follows:

	September 30,	December 31,
	2007	2006
	(Unaudited)

Raw Materials	$3,027,735	$3,583,019
Work-in-Process	1,037,913	991,775
Finished Goods	5,468,113	2,562,105
	9,533,761	7,136,899

Less: Inventory valuation allowance	$(590,701)	(1,742,893)
TOTAL	$8,943,060	$5,394,006

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2007 and December 31, 2006 are summarized as follows:

	September 30,	December 31,
	2007	2006
	(Unaudited)

Furniture	$33,316	$14,294
Leasehold Improvements	1,308,423	1,219,094
Computer Equipment	1,090,826	616,551
	2,432,565	1,849,939
Less: Accumulated depreciation and Amortization	(551,553)	(238,768)
	$1,881,012	$1,611,171

Depreciation expense for the three months ended September 30, 2007 and 2006 was $124,763 and $59,174, respectively and for the nine months ended September 30, 2007 and 2006 was $312,442 and $136,644, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company purchased fabric at cost from Blue Concept, LLC an entity that is owned by Paul Guez, the Company’s Chairman, for $1,502 and $184,830 during the three and nine months ended September 30, 2007, respectively, and $10,555 and $262,213 respectively, during the same periods in the prior year.

On January 1, 2006, the Company leased its facility at Commerce, California from Azteca Production International Inc., as a sub-tenant and is paying it $19,030 per month. Azteca is a company that is co-owned by Paul Guez. Rent expense includes $57,090 and $171,270, respectively, for the three and nine months ended September 30, 2007, paid under this lease.

On July 5, 2005 the Company entered into a ten-year license agreement with Yanuk Jeans, LLC., an entity that is solely owned by Paul Guez.  Under the terms of the agreement, the Company became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of the Yanuk brand products to the wholesale and retail trade. The Company pays to Yanuk Jeans, LLC a royalty of six percent of all net sales of the licensed products and a guaranteed minimum royalty on an annual basis. Yanuk has agreed to waive such royalties due for the three and nine months ended September 30, 2007, and has agreed to waive such royalties through December 31, 2008. Yanuk Jeans, LLC is solely owned by Paul Guez. In addition, during the term of the license agreement, the Company has the option to purchase from Yanuk Jeans, LLC the property licensed under the agreement. The royalties paid and payable for the three and nine months ended September 30, 2006, were $60,902 and $243,833, respectively.

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007

On October 6, 2005, the Company entered into a five-year license agreement with Yanuk Jeans, LLC. Under the terms of the agreement, the Company became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of Yanuk Jeans, LLC’s U brand products to the wholesale and retail trade. The Company pays to Yanuk Jeans, LLC a royalty of five percent of all net sales of the licensed products and shall pay a guaranteed minimum royalty on an annual basis.  In addition, during the term of the license agreement, the Company has the option to purchase from Yanuk Jeans, LLC the property licensed under the agreement. The royalties for the three and nine months ended September 30, 2007 paid or payable to Yanuk Jeans, LLC for the U brand products was $0 and $0, respectively and $0 and $0, respectively,  for the same period last year.

Paul Guez and the living trust of Paul and Elizabeth Guez have guaranteed all advances and ledger debt due to the Company’s factor (see note 3).

On August 27, 2005, the Company opened a retail store on Melrose Avenue, Los Angeles, California and took over all the obligations of a 10-year property lease which was entered into by Blue Concept, LLC in April 2005. The lease will expire on March 15, 2015.

Taverniti is the exclusive licensee for the design, development, manufacture, sale, marketing and distribution of the Taverniti So Jeans trademark in the denim and knit sports wear categories for men and women.  It is paying royalties to Taverniti Holdings, LLC in the ranges of 5-8 percent depending on the net sales of the licensed products pursuant to a license agreement with Taverniti Holdings, LLC.  Taverniti Holdings, LLC is jointly owned by Paul Guez (60%) and Jimmy Taverniti (40%), the designer of the products for the brand, and Mr. Guez is the sole manager.  The license agreement was signed in May 2004 and expires on December 31, 2015.  Royalties paid or payable for the three months ended September 30, 2007 and 2006 were $77,878 and $217,728, respectively, and $289,634 and $874,254 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE 7 - DUE FROM/TO RELATED PARTIES

The related parties are the Company’s majority shareholder (who is also the Chairman, Chief Executive Officer and President of the Company) and limited liability companies that are either owned or co-owned by the majority shareholder.  These amounts are all unsecured and non-interest bearing.  All non-trade related advances from related parties have been repaid.  Trade-related outstanding items follow regular payment terms as invoiced. As of September 30, 2007 and December 31, 2006, total trade-related items due to related parties amounted to $85,778 and $710,153, respectively.

From time to time, the Company’s majority shareholder, Mr. Paul Guez, made advances to the Company to support its working capital needs. These advances were non-interest bearing and unsecured, with no formal terms of repayment. On July 1, 2006, Mr. Guez converted the advances to a line of credit in an agreement with the Company. The line of credit allows the Company to borrow from him up to a maximum of $3 million at an interest rate of 6% per annum. The Company may repay the advances in full or in part at any time until the credit line expires and repayment is required, on December 31, 2007. As of September 30, 2007 and December 31, 2006, the balance of these advances was $2,556,682 and $1,876,991 respectively and accrued interest thereon was $104,857 and $0, respectively. Interest expense includes $37,356 and $0, for three months ended September 30, 2007 and 2006, respectively, and $104,857 and $0, for nine months ended September 30, 2007 and 2006, respectively.

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007

Subsequent to September 30, 2007 the Company agreed to issue convertible preferred shares valued at $2,556,682 to Mr. Guez in satisfaction of $2,556,682 of advances to the Company by the majority stockholder (see Note 12).

NOTE 8 - INCOME TAX

The Company accounts for income taxes and the related accounts under the liability method.  Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

The Company’s provision for income taxes was $16,090 for the nine months ended September 30, 2007 compared to $1,489,453 for the same period of the prior year.

The provision for income taxes consists of the following for the periods ended September 30:

	2007	2006
Current
Federal	$(1,624)	$1,305,011
State	17,714	419,865
Deferred
Federal	0	(189,462)
State	0	(45,961)
Provision for income tax expense	$16,090	$1,489,453

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows for the periods ended September 30:
	2007	2006
Statutory federal rate	34.0%	34.0%
State taxes, net of federal benefit	6.6%	7.1%
Income not taxed at Company level	0.0%	2.0%
Permanent differences	-0.5%	-0.1%
Change in valuation reserve	-40.3%	0.0%
Unrecognized tax benefits	-0.3%	0.0%
Other	0.1%	0.0%
Effective tax rate	-0.4%	43.0%

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007

The Company and its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2003.  The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax return for 2005 in the first quarter of 2007 that is anticipated to be completed by the end of 2007.  As of September 30, 2007, the IRS has not proposed any adjustments.

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

Balance at January 1, 2007	$(310,458)
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	(17,984)
Reductions for tax positions of prior years	-
Settlements	-
Balance	$(328,442)

Included in the balance at September 30, 2007 are $263,731 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the period ended September 30, 2007, the Company recognized in income tax expense $17,984 for interest and penalties.  The Company included in its balance for unrecognized tax benefits at September 30, 2007 $79,473 for the payment of interest and penalties.

NOTE 9 – STOCK OPTIONS

Under the Company’s 2005 Stock Incentive Plan (the “Company Plan”), the Company may grant qualified and nonqualified stock options and stock purchase rights to selected employees.  The Company reserved 2,500,000 shares of common stock for issuance under the Company Plan.

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007

At September 30, 2007 options outstanding are as follows:

	Number of	Weighted average	Intrinsic
	options	exercise price	Value
Balance at January 1, 2007	335,500	$5.75	-
Granted	925,000	$1.98	-
Exercised	-	-	-
Cancelled	(164,000)	$5.20	-
Balance at September 30, 2007	1,096,500	$2.27	-

Additional information regarding options outstanding as of June 30, 2007 is as follows:

	Options outstanding				Options exercisable
	Exercise price	Number outstanding	Weighted average Remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted Average Exercise price

	$8.10	42,000	7.43	$8.10	22,000	$8.10
	$5.30	33,500	7.87	$5.30	33,500	$5.30
	$5.20	96,000	8.25	$5.20	35,500	$5.20
	$1.98	300,000	9.50	$1.98	100,000	$1.98
	$1.40	625,000	9.75	$1.40	125,000	$1.40

Total	$5.20 - $8.10	1,096,500	9.40	$2.27	316,000	$2.89

Stock based compensation expense of $254,488 and $356,528 were recognized during the nine months ended September 30, 2007 and 2006, respectively, relating to the vesting of such options. As of September 30, 2007, the unamortized value of these option awards were $587,119 which will be amortized as a stock based compensation cost over the average of approximately three years as the options vest.

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
AS OF SEPTEMBER 30, 2007

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

The Company determined that since the shares contain performance requirements and specific services to be performed, and the shares would be returned if such services were not preformed, it is appropriate to recognize as expense the value of the issued shares that are earned each month.  As such, the Company determined that the 175,000 shares that valued at $227,500 were issued in May 2007 will be amortized as earned over a one year period. The shares earned will be valued at the end of each month based on the fair value of those shares in accordance with EITF 96-18. Compensation expense for the nine months ended September 30, 2007 amounted to $63,000.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

License agreements:

On January 12, 2007, the Company entered into a License Agreement with Faith Connexion S.A.R.L., a company formed under the laws of France (“Faith”). Pursuant to the License Agreement, Faith granted an exclusive right and license to use the Faith Connexion trademark for the manufacture, marketing, promotion, sale, distribution and other exploitation of men’s and women’s hoodies, t-shirts, sweatshirts, sweatpants and hats in North America (including Canada), South America, Japan and Korea. Compensation for use of the Faith Connexion trademark will consist of a royalty calculated as 9% of the Company’s net sales arising from products bearing the Faith Connexion trademark in the first two years, and 9.5% of net sales in year three. The License Agreement has a term of three years as follows: the first year is comprised of 18 months, year two is comprised of the next nine months, and year three is comprised of the following 12 months. Per the agreement, the Company has agreed to a guarantee payment of royalties on identified minimum net sales amounts ranging from $3.5 to $10 million over each of the three years (equal to minimum royalties of $450,000, $315,000, and $950,000, in each of years one (first eighteen months), two (next 6 months) and three (next twelve months), respectively, and to spend at least 3% of actual net sales amounts on marketing and advertising the Faith Connexion trademarked products in the territory. During three months ended September 30, 2007, the Company recorded royalty expense of $75,000.

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007

On April 27, 2007, Antik Denim, LLC (“Antik”), a California limited liability company and our wholly-owned subsidiary, executed a License Agreement (the “Mercier License Agreement”) dated to be effective as of April 18, 2007, by and between Antik and Mercier SARL, a company formed under the laws of France (“Mercier”).

Pursuant to the Mercier License Agreement, Antik granted an exclusive right and license to use the Antik Denim trademark for the manufacture, marketing, promotion, sale, distribution and other exploitation of denim and sportswear apparel in Europe.  Compensation for use of the Antik Denim trademark will consist of a royalty calculated as 10% of Mercier’s net sales arising from products bearing the Antik Denim trademark.  The Mercier License Agreement has an initial term of twenty (20) months, and includes four (4) one (1)-year extension options available to Mercier to the extent it achieves specified minimum net sales.  Mercier has agreed to guarantee payment of royalties on an identified minimum net sales amount of $2.5 million during the initial twenty (20) month term, and on identified minimum net sales amounts ranging from $2.5 million to $10 million over the eligible extension terms.  In connection with these minimum net sales, the Mercier License Agreement provides for an upfront minimum guarantee advance of $250,000 which has been received by the Company and recorded as a deferred revenue as of September 30, 2007, and an aggregate of minimum royalty payments of $2.5 million for the years 2009 though 2012 assuming the Mercier License Agreement is renewed at the end of 2008.

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

Employment agreements:

On September 21, 2007, the Company elected Glenn S. Palmer as a new member of its board of directors. Prior to his appointment as a member of the Company’s board of directors, Mr. Palmer was appointed as the Company’s Chief Executive Officer and President on July 24, 2007. Mr. Palmer has no family relationships with any of the Company’s other directors or executive officers.

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007

On September 21, 2007, the compensation committee of the Company’s Board of Directors approved the Company’s entry into a revised Employment Agreement with Mr. Palmer and revisions to the termination provisions of the option previously granted to Mr. Palmer on July 24, 2007.

The revised Employment Agreement is effective as of July 1, 2007, has an initial term through December 31, 2010, and is subject to automatic renewal thereafter for one-year terms unless either party gives the other party written notice of its intention to terminate the Employment Agreement at least 90 days prior to the expiration of the initial term or any renewal term. Under the terms of the Employment Agreement, Mr. Palmer will receive base compensation for each of the third and fourth quarters of fiscal 2007 of $87,500 and minimum annual compensation for each of fiscal 2008 through 2010 of $400,000. Mr. Palmer is also entitled to receive an annual bonus equivalent to 2.5% of the Registrant’s earnings before interest, taxes, depreciation and amortization for each of the years ended December 31, 2008 through 2010, and is eligible to receive a bonus for the period ended December 31, 2007, if any, as determined by the Compensation Committee of the Company’s Board of Directors. Mr. Palmer is also entitled to four weeks paid vacation and reimbursement of expenses, including up to $2,000 per month for all expenses incurred by Mr. Palmer with respect to his personal automobile. The Company has also agreed to provide Mr. Palmer with a furnished apartment or comparable living space in Los Angeles, California suitable to his position for the initial twelve months of the term of the Employment Agreement. Additionally, the Company has agreed to pay for no more than two coach or economy class round trip tickets per month from Los Angeles to New Jersey for Mr. Palmer to visit with his family. Mr. Palmer has agreed to establish a permanent residence within twenty miles of Los Angeles, California no later than July 1, 2008. Upon the termination of Mr. Palmer’s employment under the Employment Agreement before the expiration of its stated term by Mr. Palmer for good reason or by the Company for any reason other than death, disability or cause, the Company has agreed to pay Mr. Palmer 12 months base salary plus a pro-rated bonus for the year during which such termination occurs as severance.

As an inducement material to Mr. Palmer’s decision to enter into employment with the Company, the Company previously granted to Mr. Palmer an option to purchase 625,000 shares of the Company’s common stock. The option has a term of 10 years, a per share exercise price of $1.40 and will vest over a period of two years, with 125,000 shares vesting on the date of grant and 125,000 shares vesting on each subsequent six-month anniversary of the date of grant. The revised option provides that upon the termination of Mr. Palmer’s employment with the Company, the option remains exercisable for various periods based on the circumstances under which Mr. Palmer’s employment was terminated.

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
AS OF SEPTEMBER 30, 2007

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

NOTE 12-SUBSEQUENT EVENTS

Issue of Series A Convertible Preferred Stock

Subsequent to September 30, 2007 the Company agreed to issue 1,000,000 Series A convertible preferred shares valued at $2,556,682 to Mr. Guez in satisfaction of $2,556,682 of advances to the Company by Mr. Guez.  The Series A preferred shares are convertible into 3,479,899 shares of our common stock based on a conversion formula equal to the price per share ($2.556682) divided by the conversion price ($0.7347) multiplied by the total number of Series A preferred shares issued, subject to adjustment in accordance with the provisions of the certificate of designation for the Series A preferred shares. The conversion price equals the average closing price of a share of the Company's common stock as quoted on the NASDAQ Capital Market, over the 20 trading days immediately preceding November 13, 2007, the closing date of the transaction. The Series A preferred shares accrue cumulative dividends at the annual rate of 6% of the purchase price in preference to the common stock.  The purchase price for the Series A preferred shares is $2.556682 per share.  Upon the liquidation or dissolution of the Company the Series A preferred shares are entitled to receive, prior to any distribution to the holders of common stock, 100% of the purchase price plus all accrued but unpaid dividends. The Company has reflected the effect of this transaction as if it would have occurred on September 30, 2007 in the proforma liabilities and stockholders’ equity section on the balance sheet.

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

Description of Business

Overview

Blue Holdings, Inc. designs, develops, markets and distributes high end fashion jeans, apparel and accessories under the brand name names Antik Denim, Yanuk, U, Faith Connexion and Taverniti So Jeans.  We plan to also design, develop, market and distribute jeans and accessories under other brands that we may license or acquire from time to time.  Our products currently include jeans, jackets, belts, purses and T-shirts.  We currently sell our products in the United States, Canada, and Japan directly to department stores and boutiques and through distribution arrangements in certain foreign jurisdictions.  We are headquartered in Commerce, California and maintain two showrooms in New York and Los Angeles.  We opened a retail store in Los Angeles during August 2005 and another in San Francisco in September 2006.  The Company has announced that it is reviewing its strategic alternatives regarding its retail stores.  These retail strategic alternatives include no action, sale, licensing, and/or possibly closing the stores. As of November 13, 2007, no determination has been made by the Company’s Board of Directors.

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

Significant Developments in Third Quarter

On July 24, 2007, we appointed Glenn S. Palmer as our new Chief Executive Officer and President. Mr. Palmer’s Employment Agreement is effective as of July 1, 2007, has an initial term that expires on December 31, 2010, and is subject to automatic renewal thereafter for one-year terms unless either party gives the other party written notice of its intention to terminate the Employment Agreement at least 90 days prior to the expiration of the initial term or any renewal term. Under the terms of the Employment Agreement, Mr. Palmer will receive base compensation for each of the third and fourth quarters of fiscal 2007 of $87,500 and minimum annual compensation for each of fiscal 2008 through 2010 of $400,000. Mr. Palmer is also entitled to receive an annual bonus equivalent to 2.5% of our earnings before interest, taxes, depreciation and amortization for each of the years ended December 31, 2008 through 2010, and is eligible to receive a bonus for the period ended December 31, 2007, if any, as determined by the Compensation Committee of our Board of Directors. Mr. Palmer is also entitled to four weeks paid vacation and reimbursement of expenses, including up to $2,000 per month for all expenses incurred by Mr. Palmer with respect to his personal automobile. We have also agreed to provide Mr. Palmer with a furnished apartment or comparable living space in Los Angeles, California suitable to his position for the initial twelve months of the term of the Employment Agreement. Additionally, we have agreed to pay for no more than two coach or economy class round trip tickets per month from Los Angeles to New Jersey for Mr. Palmer.  As an inducement material to Mr. Palmer's decision to enter into employment with us, we agreed to grant Mr. Palmer an option to purchase 625,000 shares of our common stock. The option has a term of 10 years, a per share exercise price of $1.40 and will vest over a period of two years, with 125,000 shares vesting on the date of grant and 125,000 shares vesting on each subsequent six-month anniversary of the date of grant.  Upon the termination of Mr. Palmer's employment with us the option remains exercisable for various periods based on the circumstances under which Mr. Palmer’s employment was terminated.

Mr. Palmer commenced the implementation of a comprehensive action plan with key strategic initiatives focused on cutting costs to reduce our SG&A by approximately 10% by the end of the year, selling off our excess inventory, and aggressively reviewing and evaluating the long-term viability of our brands, licensees and retail strategy.  On September 24, 2007, we announced the discontinuation of our joint venture with Life & Death LLC, a reduction in approximately 25% of our workforce and our plans to exit our two retail stores.  We continue to evaluate our retail strategy which includes a variety of options including the possibility of exiting the retail business. At this time no determination has been made.

On September 28, 2007, Scott J. Drake resigned as our President of Sales and Chief Operating Officer.  We appointed Mr. Drake to those positions in March 2007.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our consolidated statements of operations and certain such data expressed as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Sales	$9,458,399	$14,551,581	$26,300,592	$41,610,112
Gross Profit	947,152	4,434,849	10,510,754	17,812,465
Percentage of net sales	10%	30%	40%	43%
Selling, distribution & administrative expenses	$4,468,960	$4,281,467	$13,046,619	$13,204,554
Percentage of net sales	47%	29%	50%	32%
Income (loss) before provision for income taxes	$(3,975,110)	$(605,502)	$(3,741,700)	$3,463,265
Percentage of net sales	-42%	-4%	-14%	8%
Net income (loss)	$(3,882,284)	$(420,860)	$(3,757,790)	$1,973,812
Percentage of net sales	-41%	-3%	-14%	5%

Three Months Ended September 30, 2007 vs. 2006

During the third quarter, net sales, and in particular gross margin, were impacted by our strategic decision to reduce excess inventory through increased sales volume of discounted merchandise and substantially increased markdown levels.  In addition, poor product assortment, late deliveries and the softening of the denim market had a significant impact on both net sales and gross margin.

Net sales decreased from $14.55 million for the three months ended September 30, 2006 to $9.46 million for the three months ended September 30, 2007. The sales decreased due to the recessionary economic climate, weak premium denim market and lack of any material European distribution.

Gross profit for the three months ended September 30, 2007 decreased to $0.95 million from $4.43 million during the three months ended September 30, 2006. The decrease in gross profit was largely due to reduced sales during the quarter ended September 30, 2007 and also due to the mark down of inventory and sales of off-price inventory, approximately 27%, during the period. During the third quarter, the Company experienced a dramatic reduction in the price at which it could sell its off-price product. There is a rather restricted avenue of distribution for off-price denim product and that market at this time is deluged with off price product, resulting in substantially lower selling prices.

However, we expect our gross margin to be maintained at approximately 50% or greater in the future.

Selling, distribution and administrative expenses for the three months ended September 30, 2007 totaled $4.47 million compared with $4.28 million for the three months ended September 30, 2006. The principal components in the second quarter of 2007 were payroll of $1.89 million (compared to $2.28 million in the third quarter last year), trade show expense of $0.21 million ($0.27 million in the same period of 2006), professional fee expenses of $0.19 million ($0.23 million in the same period of 2006), royalties of $0.15 million ($0.51 million in 2006) and stock-based compensation of $0.12 million ($0.13 million in the same period last year).  At the conclusion of the quarter ended September 30, 2007, the Company made significant reductions in its selling, distribution, and administrative expenses. Payroll was reduced by $2,400,000 dollars on an annual basis, or $600,000 quarterly.

Net Income (loss) after provision/benefit for taxes in the third quarter of 2007 was $(3.9) million or 41% of net sales compared to $0.42 million or 3% of net sales in the third quarter of 2006. Basic and diluted earnings per share decreased to $(0.15) from $(0.02) in the same period of last year. For the three months ended September 30, 2007, the Company recognized income tax benefit of $0.09 million compared to income tax benefit of $0.18 million for the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 vs. 2006

Net sales decreased from $41.6 million for the nine months ended September 30, 2006 to $26.3 million for the nine months ended September 30, 2007. The sales were less than during the same period last year for a variety of reasons. First, the recessionary economic climate coupled with weak premium denim market sales resulted in reduced sales during the nine months ended September 30, 2007. Secondly, our international sales decreased from 30% in 2006 to 20.9% during the nine months ended September 30, 2007.

Gross profit for the nine months ended September 30, 2007 decreased to $10.5 million from $17.81 million during the same period last year.  The decrease in gross profit was largely due to reduced sales during the nine months ended September 30, 2007 and also due to mark down of the inventory and sales of off-price inventory, approximately 27%, during the period. During the third quarter, the Company experienced a dramatic reduction in the price at which it could sell its off-price product. There is a rather restricted avenue of distribution for off-price denim product and that market at this time is deluged with off price product, resulting in substantially lower selling prices.

However, we expect our gross margin to be maintained at approximately 50% or greater in the future.

Selling, distribution and administrative expenses for the nine months ended September 30, 2007 totaled $13.05 million compared with $13.20 million for the same period last year. The principal components during the nine months ended September 30, 2007 were payroll of $5.24 million (compared to $3.5 million in the same period last year), professional fee expenses of $0.65 million ($0.58 million in the same period of 2006), advertising and trade show expenses of $0.55 million ($0.71 million in the same period of 2006), rent expense of $0.47 million ($0.37 million in the same period of 2006), royalties of $0.36 million ($0.83 million in 2006) and stock-based compensation of $0.14 million ($0.23 million in the same period last year). At the conclusion of the quarter ended September 30, 2007, the Company made significant reductions in its selling, distribution, and administrative expenses.  Payroll was reduced by $2,400,000 dollars on an annual basis.

Net Income (loss) after provision for taxes during the nine months ended September 30, 2007 was $(3.7) million or 14.3% of net sales compared to $1.97 million or 4.7% of net sales during the same period of 2006. Basic and diluted earnings per share decreased to $(0.14) from $0.08 in the same period of last year. For the nine months ended September 30, 2007, the Company recognized income tax provision of $0.02 million compared to the provision for income tax of $1.49 million for the nine  months ended September 30, 2006.

Liquidity and Capital Resources

We believe we currently have adequate resources to fund our anticipated cash needs through December 31, 2007 and beyond.  However, an adverse business development could require us to raise additional financing sooner than anticipated.

Our primary source of liquidity is expected to be cash flow generated from operations, cash and cash equivalents currently on hand, and working capital attainable through our factor. We received a $2.0 million tax refund during the third quarter of 2007.  We may seek to finance future capital needs through various means and channels, such as issuance of long-term debt or sale of equity securities.

For the nine months ended September 30, 2007, net cash used in operating activities was $(4.4 million).  The deficit was primarily due to an increase of $3.5 million in inventory and $1.3  million in due from factor and a decrease in accounts payable of $1.9 million and was offset by a decrease in accounts receivables of $4.2 million, and an increase in bank overdraft of $0.6 million. Net cash provided by financing activities was $5.1 million due to an increase in short-term borrowings by $4.4 million and an increase  in advances from our majority shareholder by $0.7 million.

Under a new initiative instituted by the Company’s CEO, the Company plans to significantly reduce its level of both fabric and finished goods inventory.  This reduction will provide the company with a substantial amount of liquidity.  The plan is to reduce the fabric inventory by approximately 200,000 yards, and the finished good inventory by approximately 75,000 to 110,000 units. The Company anticipates this will result in the generation of approximately $2,500,000 of cash.

The Company currently is in negotiations with its factor to term out a portion of its short term debt.  If completed, this negotiation will result in the generation of additional working capital.

The Company currently is in negotiations with its majority stockholder to sell to the Company his interest in the trademarks Yanuk and Taverniti So Jeans.

We use a factor for working capital and credit administration purposes.  Under the various factoring agreements entered into separately by Blue Holdings, Antik and Taverniti, the factor purchases all the trade accounts receivable assigned by the Company and its subsidiaries and assumes all credit risk with respect to those accounts approved by it.

The factor agreements provide that we can borrow an amount up to 90% of the value of our purchased customer invoices, less a reserve of 10% of unpaid accounts purchased and 100% of all such accounts which are disputed.  The factor agreements provide for automatic renewal subject to 120 days’ termination notice from any party. The factor also makes available to all three companies a combined line of credit up to the lesser of $2.4 million or 50% of the value of eligible raw materials and finished goods. As of September 30, 2007, borrowings under this line of credit were $14.5 million, of which, the Company drew down $2.4 million of this credit line against inventory, $4.9 million against accounts receivable and $7.2 million against personal guarantees of Paul Guez, our Chairman and majority shareholder, and the living trust of Paul and Elizabeth Guez.

As of September 30, 2007, the factor holds $2,831,979 of accounts receivable purchased from us on a without recourse basis and has made advances to us of $63,315 against those receivables, resulting in a net balance amount Due from Factor of $2,662,425, net of reserves of $106,236, as of September 30, 2007. The Company has accounted for the sale of receivables to the factor in accordance with SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

As of September 30, 2007, the factor also held as collateral $3,380,109 of accounts receivable that were subject to recourse, against which the Company has provided reserves of $1,193,000 and as of September 30, 2007, the Company received advances totaling $14,463,000 against such receivables, eligible inventory, intangibles, and on the personal guarantee of Mr. Paul Guez. The Company has included the $3,114,334 in accounts receivable, and has reflected the $14,463,000 as short term borrowings on the accompanying balance sheet. The factor commission against such receivables is 0.4% and interest is charged at the rate of 1% over the factor’s prime lending rate per annum.

The factor commission on receivables purchased on a without recourse basis is 0.75% if the aggregate amount of approved invoices is below $10 million per annum, 0.70% if between $10 million and $20 million and 0.65% if between $20 million and $30 million. The Company is contingently liable to the factor for merchandise disputes, customer claims and the like on receivables sold to the factor. To the extent that the Company draws funds prior to the deemed collection date of the accounts receivable sold to the factor, interest is charged at the rate of 1% over the factor’s prime lending rate per annum. Factor advances are collateralized by the non-factored accounts receivable, inventories and the personal guarantees of Paul Guez, our Chairman and majority shareholder, and the living trust of Paul and Elizabeth Guez (see note 6).

From time to time, our majority shareholder, Mr. Paul Guez, made advances to us to support our working capital needs. These advances were non-interest bearing. On July 1, 2006, Mr. Guez converted the advances to a line of credit in an agreement with us. The line of credit allows us to borrow from him up to a maximum of $3 million at an annual interest rate of 6%. We may repay the advances in full or in part at any time until the credit line expires on December 31, 2007.  As of September 30, 2007, the balance of these advances was $2.6 million.

Subsequent to September 30, 2007 the Company agreed to issue 1,000,000 Series A convertible preferred shares valued at $2,556,682 to Mr. Guez in satisfaction of $2,556,682 of advances to the Company by Mr. Guez. The Series A preferred shares are convertible into 3,479,899 shares of our common stock based on a conversion formula equal to the price per share ($2.556682) divided by the conversion price ($0.7347) multiplied by the total number of Series A preferred shares issued, subject to adjustment in accordance with the provisions of the certificate of designation for the Series A preferred shares. The conversion price equals the average closing price of a share of the company's common stock, as quoted on the NASDAQ Capital Market, over the 20 trading days immediately preceding November 13, 2007 the closing date of the transaction. The Series A preferred shares accrue cumulative dividends at the annual rate of 6% of the purchase price in preference to the common stock.  The purchase price for the Series A preferred shares is $2.556682 per share.  Upon the liquidation or dissolution of the Company the Series A preferred shares are entitled to receive, prior to any distribution to the holders of common stock, 100% of the purchase price plus all accrued but unpaid dividends. The Company has reflected the effect of this transaction as if it would have occurred on September 30, 2007 in the proforma liabilities and stockholders’ equity section on the balance sheet.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (FAS 159).  FAS 159, which becomes effective for the company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that lection, if any, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Off-Balance Sheet Arrangements

Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable.  The Company sells certain of its trade accounts receivable to a factor and is contingently liable to the factor for merchandise disputes and other customer claims.

As of September 30, 2007, the factor holds $2,831,979 of accounts receivable purchased from us on a without recourse basis and has made advances to us of $63,315 against those receivables, resulting in a net balance amount Due from Factor of $2,662,425 net of reserves of $106,236, as of September 30, 2007. The Company has accounted for the sale of receivables to the factor in accordance with SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

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

Antik and Taverniti, our wholly-owned subsidiaries, were formed in September 2004 to design, develop, manufacture, market, distribute and sell high end fashion jeans, apparel and accessories.  Further, Faith Connection, although successful in Europe, is not fully tested in the United States.  As a result, we do not have a meaningful historical record of sales and revenues nor an established business track record.  While our management believes that we have an opportunity to be successful in the high end fashion jean market, there can be no assurance that we will be successful in accomplishing our business initiatives, or that we will achieve any significant level of revenues, or continue to recognize net income, from the sale of our products.

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

Management believes that we are poised for reasonable growth in 2008 by diversifying the Company’s sales to a higher proportion of department store business, and by maintaining focus on our core brands. However, no assurance can be given that we will be successful in maintaining or increasing our sales in the future.  Any future growth in sales will require additional working capital and may place a significant strain on our management, management information systems, inventory management, sourcing capability, distribution facilities and receivables management.  Any disruption in our order processing, sourcing or distribution systems could cause orders to be shipped late, and under industry practices, retailers generally can cancel orders or refuse to accept goods due to late shipment.  Such cancellations and returns would result in a reduction in revenue, increased administrative and shipping costs and a further burden on our distribution facilities.

Additionally, we intend from time to time to acquire and/or license other businesses and brands, as applicable, as we deem appropriate.  If we are unable to properly integrate any business or brands we acquire and/or license, this could adversely affect our results of operation and financial condition.

The loss of Paul Guez or our lead designers would have an adverse effect on our future development and could significantly impair our ability to achieve our business objectives.

Our success is largely dependent upon the expertise and knowledge of our Chairman, Paul Guez, and our lead designers, and our ability to continue to hire and retain other key personnel.  The loss of Mr. Guez, or any of our other key personnel, could have a material adverse effect on our business, development, financial condition, and operating results.  We do not maintain “key person” life insurance on any of our management or key personnel, including Mr. Guez.

We currently own or license, and operate, a limited number of principal brands.  If we are unsuccessful in marketing and distributing those brands or in executing our other strategies, our results of operations and financial condition will be adversely affected.

While our goal is to employ a multi-brand strategy that will ultimately diversify the fashion and other risks associated with reliance on a limited product line, we currently operate, directly and through ur wholly-owned subsidiaries Antik and Taverniti, a limited number of principal brands, most of which are being operated pursuant to very recent license or acquisition agreements.  If we are unable to successfully market and distribute our branded products, or if the recent popularity of premium denim brands decreases, or if we are unable to execute on our multi-brand strategy to acquire and/or license additional companies and/or brands, as applicable, identified by our management from time to time, our results of operations and financial condition will be adversely affected.

Our operating results may fluctuate significantly.

Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter.  We believe that the factors which influence this variability of quarterly results include:

•	the timing of our introduction of new product lines;

•	the level of consumer acceptance of each new product line;

•	general economic and industry conditions that affect consumer spending and retailer purchasing;

•	the availability of manufacturing capacity;

•	the seasonality of the markets in which we participate;

•	the timing of trade shows;

•	the product mix of customer orders;

•	the timing of the placement or cancellation of customer orders;

•	the weather;

•	transportation delays;

•	quotas and other regulatory matters;

•	the occurrence of charge backs in excess of reserves;

•	the timing of expenditures in anticipation of increased sales and actions of competitors; and

•	the value of the dollar, in relation to other currencies

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

One customer accounted for 11.1% of our sales for the quarter ended September 30, 2007.  A decrease in business from or loss of any significant customer would have a material adverse effect on our results of operations. Additionally, certain retailers, including some of our customers, have experienced in the past, and may experience in the future, financial difficulties, which increase the risk of extending credit to such retailers and the risk that financial failure will eliminate a customer entirely.  These retailers have attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors.  There can be no assurance that we will remain a preferred vendor or our existing customers.  Further, there can be no assurance that our factor will approve the extension of credit to certain retail customers in the future.  If a customer’s credit is not approved by the factor, we could assume the collection risk on sales to the customer itself, require that the customer provide a letter of credit, or choose not to make sales to the customer.

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

We have been reducing our reliance on domestic contractors and expanding our use of offshore manufacturers as a cost-effective means to produce our products.  During the quarter ended September 30, 2007, we sourced a significant majority of our finished products from suppliers located outside the United States and we also continued to increase our purchase of fabrics outside the United States.  In addition, we have been increasing our international sales of product primarily through our licensees and distributors.

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

Other Risks Related to our Stock

If we are not able to regain compliance with the continued listing requirements, our shares may be removed from listing on the NASDAQ Capital Market.

On November 12, 2007 we were advised by the NASDAQ Capital Market that we were non-compliant with the minimum bid price listing requirement and we were afforded an opportunity to submit a plan to the NASDAQ Capital Market regarding the steps that we would take to regain compliance.  Failure to submit a plan that is acceptable to the NASDAQ Capital Market or failure to make progress consistent with any accepted plan or to regain compliance with the continued listing standards could result in our common stock being delisted from the NASDAQ Capital Market.  In addition we have suffered recurring losses and may fail to comply with other listing requirements of the NASDAQ Capital Market.  We may not be able to regain compliance with these matters within the time allowed by the NASDAQ Capital Market, and our shares of common stock may be removed from listing on the NASDAQ Capital Market.

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

As of November 13, 2007, our executive officers and directors owned approximately 79% of the outstanding shares of our common stock.  Paul Guez, our Chairman, and his spouse Elizabeth Guez collectively owned approximately 72% of the outstanding shares of our common stock at November 13, 2007.  We also agreed to issue 1,000,000 Series A convertible preferred shares to Mr. Guez in satisfaction of $2,556,682 of advances to us by Mr. Guez.  The Series A preferred shares are convertible into 3,479,899 shares of common stock and vote with our common stock on an as-converted basis on all matters presented to our shareholders.  Accordingly, our executive officers and key personnel have the ability to affect the outcome of, or exert considerable influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control.  This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us.  This, in turn, could have a negative effect on the market price of our common stock.  It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock.

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

Subsequent to September 30, 2007 we agreed to issue 1,000,000 Series A convertible preferred shares valued at $2,556,682 to Mr. Guez in satisfaction of $2,556,682 of advances to the Company by Mr. Guez.  The Series A preferred shares are convertible into 3,479,899 shares of our common stock based on a conversion formula equal to the price per share ($2.556682) divided by the conversion price ($0.7347) multiplied by the total number of Series A preferred shares issued, and is subject to adjustment in accordance with the provisions of the certificate of designation for the Series A preferred shares.  The conversion price equals the average closing price of a share of the Company’s common stock, as quoted on the NASDAQ Capital Market over the 20 trading days immediately preceding November 13, 2007, the closing date of the transaction.  The Series A preferred shares accrue cumulative dividends at the annual rate of 6% of the purchase price in preference to the common stock.  The purchase price for the Series A preferred shares is $2.556682 per share.  Upon the liquidation or dissolution of the Company the Series A preferred shares are entitled to receive, prior to any distribution to the holders of common stock, 100% of the purchase price plus all accrued but unpaid dividends.

The Company currently is in negotiations with its majority stockholder to sell to the Company his interest in the trademarks Yanuk and Taverniti So Jeans.  Valuations of these trademarks are currently being sought.  If these negotiations are completed, additional common or preferred stock would be issued, increasing the Company Stockholders’ equity.

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

As of September 30, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2007, our disclosure controls and procedures were effective.

During the quarter ended September 30, 2007, there were no changes in the internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BLUE HOLDINGS, INC.

Date: November 14, 2007	By:	/s/ Larry Jacobs
Larry Jacobs
Chief Financial Officer and Secretary

Exhibit Index

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.