Form 10-Q/A
period 2007-09-30
BLUE HOLDINGS, INC.
filed 2007-11-29
CIK 1139683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A (Amendment No. 1) (this “Amendment”) is being filed to amend our quarterly report on Form 10-Q for the quarterly period ended September 30, 2007, as filed with the Securities and Exchange Commission on November 14, 2007 (the “Original Report”), solely for the purpose of making certain amendments. This Amendment reflects the following amendments:

•	an amendment to the pro forma disclosure located in the Condensed Consolidated Balance Sheets set forth in Item 1 of Part I;

•	an amendment to Note 7 of the Notes to the Consolidated Financial Statements set forth in Item 1 of Part I;

•	an amendment to Note 12 of the Notes to the Consolidated Financial Statements set forth in Item 1 of Part I;

•	an amendment to the Liquidity and Capital Resources disclosure set forth in Item 2 of Part I; and

•	an amendment to three of the risk factors set forth in Item 2 of Part I, as incorporated by reference into Item 1A of Part II.

Except as described in this Amendment, this Amendment continues to speak as of the date of the Original Report, and does not modify or update any other item or disclosures in the Original Report.

TABLE OF CONTENTS

		Page

PART I	Financial Information

Item 1.	Condensed Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006	4

	Condensed Consolidated Statements of Operations (Unaudited)	5

	Condensed Consolidated Statement of Stockholders’ Equity (Deficiency) (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows (Unaudited)	7

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

PART II	Other Information

Item 6.	Exhibits	41

PART I

ITEM 1. CONDENSED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Proforma
	September 30,	September 30,	December 31,
	2007	2007	2006
	(Unaudited)	(Unaudited)
	[Note 12]
ASSETS
Current assets:
Cash	$346,202	$221,202	$109,031
Due from factor, net of reserves of $106,237 and $178,801, respectively	2,662,425	2,662,425	1,366,588
Accounts receivable, net of reserves of $1,193,000 and $901,941 respectively:
- Purchased by factor with recourse	3,380,109	3,380,109	7,662,198
- Others	146,672	146,672	19,312
Inventories, net of reserves of $590,701 and $1,742,893 respectively	8,943,060	8,943,060	5,394,006
Income taxes receivable	61,190	61,190	2,030,919
Deferred income taxes	868,011	868,011	2,488,082
Prepaid expenses and other current assets	1,120,502	1,120,502	396,810
Total current assets	$17,528,171	17,403,171	19,466,946

Deferred income taxes	1,875,925	1,875,925	-
Property and equipment, less accumulated depreciation	1,881,012	1,881,012	1,611,171
Total assets	$21,285,108	$21,160,108	$21,078,117

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Bank overdraft	$903,804	$903,804	$266,788
Accounts payable	864,559	864,559	2,820,024
Short-term borrowings	14,463,317	14,463,317	10,026,814
Due to related parties	85,778	85,778	710,153
Advances from majority shareholder	0	-	1,876,991
Current portion of liability for unrecognized tax benefits	96,850	96,850	-
Accrued expenses and other current liabilities	2,042,379	2,042,379	2,133,932
Total current liabilities	18,456,687	18,456,687	17,834,702

Loan from majority shareholder	-	2,556,682	-
Non-current portion of liability for unrecognized tax benefits	231,592	231,592	-
Total long-term liabilities	231,592	2,788,274	-

Total liabilities	18,688,279	21,244,961	17,834,702

Stockholders' equity (deficiency):
Preferred stock $0.001 stated value,
5,000,000 shares authorized,
1,000,000 Series A convertible shares issued with 6% cumulative dividend of
the designated purchase price and initial conversion price of $0.58 (Note 12)	2,681,682
Common stock $0.001 par value,
75,000,000 shares authorized,
26,232,200 and 26,057,200 shares issued and outstanding, respectively	26,232	26,232	26,057
Additional paid-in capital	5,445,904	5,445,904	4,964,091
Accumulated deficit	(5,556,989)	(5,556,989)	(1,746,733)
Total stockholders' equity (deficiency)	2,596,829	(84,853)	3,243,415
Total liabilities and stockholders' equity (deficiency)	$21,285,108	$21,160,108	$21,078,117

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

(c) Nature of Operations

The Company operates exclusively in the wholesale apparel industry. The Company designs, develops, markets and distributes high fashion jeans and accessories under the brand names Antik Denim, Yanuk, Faith Connexion and Taverniti So Jeans. The Company’s products currently include jeans, jackets, belts, purses and T-shirts. The Company currently sells its products in the United States, Canada, and Japan directly to department stores and boutiques and through distribution arrangements in certain foreign jurisdictions. The Company is headquartered in Commerce, California and maintains showrooms in New York and Los Angeles. The Company opened a retail store in Los Angeles during August 2005 and another store in San Francisco in September 2006. These retail operations are not yet significant to the consolidated operations.

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

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007

NOTE 4 - INVENTORIES

Inventories at September 30, 2007 and December 31, 2006 are summarized as follows:

	September 30,	December 31,
	2007	2006
	(Unaudited)

Raw Materials	$3,027,735	$3,583,019
Work-in-Process	1,037,913	991,775
Finished Goods	5,468,113	2,562,105
	9,533,761	7,136,899

Less: Inventory valuation allowance	($590,701)	(1,742,893)
TOTAL	$8,943,060	$5,394,006

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

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007

Subsequent to September 30, 2007, the Company agreed to issue convertible preferred shares valued at $2,681,682 to Mr. Guez in consideration for (i) the cancellation of $2,556,682 of advances previously provided to the Company by the majority stockholder, and (ii) an additional cash investment of $125,000 by the majority stockholder (see Note 12).

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

The provision for income taxes consists of the following for the periods ended September 30:

	2007	2006
Current
Federal	($1,624)	$1,305,011
State	17,714	419,865
Deferred
Federal	0	(189,462)
State	0	(45,961)
Provision for income tax expense	$16,090	$1,489,453

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

At September 30, 2007, options outstanding are as follows:

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

NOTE 10 - CO-BRANDING AGREEMENT

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

NOTE 12-SUBSEQUENT EVENTS

Issue of Series A Convertible Preferred Stock

Subsequent to September 30, 2007, on November 13, 2007, the Company agreed to issue 1,000,000 shares of a newly formed Series A Convertible Preferred Stock (the “Series A Preferred”) in satisfaction of $2,556,682 of advances made to the Company by Paul Guez, the Company’s Chairman of the Board and majority stockholder. The shares of Series A Preferred were convertible into 3,479,899 shares of the common stock of the Company based on a conversion formula equal to the price per share ($2.556682) divided by the conversion price ($0.7347) multiplied by the total number of shares of Series A Preferred issued (1,000,000). The conversion price equaled the average closing price of a share of the Company's common stock as quoted on the NASDAQ Capital Market, over the 20 trading days immediately preceding November 13, 2007, the closing date of the transaction.

Subsequent to the transaction, and in connection with the Company’s application for additional listing of the shares of common stock underlying the Series A Preferred, the Company was advised orally by NASDAQ Listing Qualifications that the terms of the Series A Preferred did not comply with specified NASDAQ Marketplace Rules relating to shareholder approval and voting rights.

As a result of the discussions with the NASDAQ Listing Qualifications Department, and as a result of subsequent negotiations with Mr. Guez, on November 28, 2007, the Company rescinded the purchase transaction of the Series A Preferred (effective as of November 13, 2007, the date that the transaction originally closed) and entered into a new transaction with Mr. Guez pursuant to a Preferred Stock Rescission and Purchase Agreement dated November 28, 2007, whereby the Company issued 1,000,000 shares of an amended and restated form of the Series A Convertible Preferred Stock (the “New Series A Preferred”) in consideration for (i) the cancellation of the $2,556,682 of advances made to the Company by Mr. Guez (which again became due and owing to the Company as a result of the rescission of the prior transaction), and (ii) an additional cash investment equal to $125,000. The shares of New Series A Preferred are convertible into 4,623,589 shares of the common stock of the Company based on a conversion formula equal to the price per share ($2.681682) divided by the conversion price ($0.58) multiplied by the total number of shares of New Series A Preferred issued (1,000,000), subject to adjustment in accordance with the provisions of the certificate of designations for the New Series A Preferred. The conversion price equals the consolidated closing bid price for a share of the Company's common stock prior to the signing of the definitive agreement governing the transaction.

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007

The additional terms of the New Series A Preferred are as follows:

•
The shares of New Series A Preferred accrue cumulative dividends at the annual rate of 6% of the purchase price in preference to the common stock, and are payable when, as and if declared by the Board.

•
Upon the liquidation or dissolution of the Company, or any merger or sale of all or substantially all of the assets, the shares of New Series A Preferred are entitled to receive, prior to any distribution to the holders of common stock, 100% of the purchase price plus all accrued but unpaid dividends.

•
The New Series A Preferred plus all declared but unpaid dividends thereon automatically will be converted into common stock, at the then applicable conversion rate, upon the affirmative vote of 50% of the outstanding shares of New Series A Preferred.

•
Each share of New Series A Preferred will carry a number of votes equal to the number of shares of common stock then issuable upon its conversion into common stock. The New Series A Preferred generally will vote together with the common stock and not as a separate class, except as provided below.

•
Consent of the holders of the outstanding New Series A Preferred will be required in order for the Company to: (i) amend or change the rights, preferences, privileges or powers of, or the restrictions provided for the benefit of, the New Series A Preferred; (ii) authorize, create or issue shares of any class of stock having rights, preferences, privileges or powers superior to the New Series A Preferred; (iii) reclassify any outstanding shares into shares having rights, preferences, privileges or powers superior to the New Series A Preferred; or (iv) amend the Company’s Articles of Incorporation or Bylaws in a manner that adversely affects the rights of the New Series A Preferred.

•
Holders of New Series A Preferred will be entitled to unlimited “piggyback” registration rights on registrations by the Company, subject to pro rata cutback at any underwriter’s discretion. The registration rights may be transferred to a transferee who acquires all of the New Series A Preferred.

The Company has reflected the effect of this transaction as if it would have occurred on September 30, 2007 in the unaudited proforma column on the balance sheet. As a result of this transaction, the Company believes it satisfies NASDAQ’s stockholders’ equity requirement for continued listing, as set forth in NASDAQ Marketplace Rule 4310(c)(3), as of the date that this Amendment No. 1 on Form 10-Q/A is filed. The Company expects that NASDAQ will continue to monitor the Company’s ongoing compliance with NASDAQ’s stockholders’ equity requirement for continued listing. If, at the time of its next periodic report, the Company does not evidence compliance with NASDAQ’s stockholders’ equity requirement for continued listing, it may be subject to delisting by NASDAQ.

24

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

Subsequent to September 30, 2007, on November 13, 2007, the Company agreed to issue 1,000,000 shares of a newly formed Series A Convertible Preferred Stock (the “Series A Preferred”) in satisfaction of $2,556,682 of advances made to the Company by Paul Guez, the Company’s Chairman of the Board and majority stockholder. The shares of Series A Preferred were convertible into 3,479,899 shares of the common stock of the Company based on a conversion formula equal to the price per share ($2.556682) divided by the conversion price ($0.7347) multiplied by the total number of shares of Series A Preferred issued (1,000,000). The conversion price equaled the average closing price of a share of the Company's common stock as quoted on the NASDAQ Capital Market, over the 20 trading days immediately preceding November 13, 2007, the closing date of the transaction.

Subsequent to the transaction, and in connection with the Company’s application for additional listing of the shares of common stock underlying the Series A Preferred, the Company was advised orally by NASDAQ Listing Qualifications that the terms of the Series A Preferred did not comply with specified NASDAQ Marketplace Rules relating to shareholder approval and voting rights.

As a result of the discussions with the NASDAQ Listing Qualifications Department, and as a result of subsequent negotiations with Mr. Guez, on November 28, 2007, the Company rescinded the purchase transaction of the Series A Preferred (effective as of November 13, 2007, the date that the transaction originally closed) and entered into a new transaction with Mr. Guez pursuant to a Preferred Stock Rescission and Purchase Agreement dated November 28, 2007, whereby the Company issued 1,000,000 shares of an amended and restated form of the Series A Convertible Preferred Stock (the “New Series A Preferred”) in consideration for (i) the cancellation of the $2,556,682 of advances made to the Company by Mr. Guez (which again became due and owing to the Company as a result of the rescission of the prior transaction), and (ii) an additional cash investment equal to $125,000. The shares of New Series A Preferred are convertible into 4,623,589 shares of the common stock of the Company based on a conversion formula equal to the price per share ($2.681682) divided by the conversion price ($0.58) multiplied by the total number of shares of New Series A Preferred issued (1,000,000), subject to adjustment in accordance with the provisions of the certificate of designations for the New Series A Preferred. The conversion price equals the consolidated closing bid price for a share of the Company's common stock prior to the signing of the definitive agreement governing the transaction.

The Company has reflected the effect of this transaction as if it would have occurred on September 30, 2007 in the unaudited proforma column on the balance sheet. As a result of this transaction, the Company believes it satisfies NASDAQ’s stockholders’ equity requirement for continued listing, as set forth in NASDAQ Marketplace Rule 4310(c)(3), as of the date that this Amendment No. 1 on Form 10-Q/A is filed. The Company expects that NASDAQ will continue to monitor the Company’s ongoing compliance with NASDAQ’s stockholders’ equity requirement for continued listing. If, at the time of its next periodic report, the Company does not evidence compliance with NASDAQ’s stockholders’ equity requirement for continued listing, it may be subject to delisting by NASDAQ.

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

As set forth in this report, our stockholders’ equity as of September 30, 2007, not taking into account the new preferred stock transaction with Mr. Guez (as described elsewhere in this report), falls below NASDAQ’s stockholders’ equity requirement for continued listing, as set forth in NASDAQ Marketplace Rule 4310(c)(3). However, as a result of the new preferred stock transaction with Mr. Guez, our stockholders’ equity was $2,596,829, on an unaudited pro forma basis, assuming the new transaction with Mr. Guez was consummated on September 30, 2007. As a result of that transaction, we believe we satisfy NASDAQ’s stockholders’ equity requirement for continued listing, as set forth in NASDAQ Marketplace Rule 4310(c)(3), as of the date that this report is filed. We expect that NASDAQ will continue to monitor our ongoing compliance with NASDAQ’s stockholders’ equity requirement for continued listing. If, at the time of our next periodic report, we do not evidence compliance with NASDAQ’s stockholders’ equity requirement for continued listing, we may be subject to delisting by NASDAQ.

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

As of November 13, 2007, our executive officers and directors owned approximately 79% of the outstanding shares of our common stock. Paul Guez, our Chairman, and his spouse Elizabeth Guez collectively owned approximately 72% of the outstanding shares of our common stock at November 13, 2007. We also agreed to issue 1,000,000 Series A convertible preferred shares to Mr. Guez in consideration for (i) the cancellation of the $2,556,682 of advances made to the Company by Mr. Guez, and (ii) an additional cash investment equal to $125,000. The Series A convertible preferred shares are convertible into 4,623,589 shares of common stock and vote with our common stock on an as-converted basis on all matters presented to our shareholders. Accordingly, our executive officers and key personnel have the ability to affect the outcome of, or exert considerable influence over, all matters requiring shareholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our shareholders from realizing a premium over the market prices for their shares of common stock.

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

Subsequent to September 30, 2007, on November 13, 2007, the Company agreed to issue 1,000,000 shares of a newly formed Series A Convertible Preferred Stock (the “Series A Preferred”) in satisfaction of $2,556,682 of advances made to the Company by Paul Guez, the Company’s Chairman of the Board and majority stockholder. The shares of Series A Preferred were convertible into 3,479,899 shares of the common stock of the Company based on a conversion formula equal to the price per share ($2.556682) divided by the conversion price ($0.7347) multiplied by the total number of shares of Series A Preferred issued (1,000,000). The conversion price equaled the average closing price of a share of the Company's common stock as quoted on the NASDAQ Capital Market, over the 20 trading days immediately preceding November 13, 2007, the closing date of the transaction.

Subsequent to the transaction, and in connection with the Company’s application for additional listing of the shares of common stock underlying the Series A Preferred, the Company was advised orally by NASDAQ Listing Qualifications that the terms of the Series A Preferred did not comply with specified NASDAQ Marketplace Rules relating to shareholder approval and voting rights.

As a result of discussions with the NASDAQ Listing Qualifications Department, and as a result of subsequent negotiations with Mr. Guez, on November 28, 2007, the Company rescinded the purchase transaction of the Series A Preferred (effective as of November 13, 2007, the date that the transaction originally closed) and entered into a new transaction with Mr. Guez pursuant to a Preferred Stock Rescission and Purchase Agreement dated November 28, 2007, whereby the Company issued 1,000,000 shares of an amended and restated form of the Series A Convertible Preferred Stock (the “New Series A Preferred”) in consideration for (i) the cancellation of the $2,556,682 of advances made to the Company by Mr. Guez (which again became due and owing to the Company as a result of the rescission of the prior transaction), and (ii) an additional cash investment equal to $125,000. The shares of New Series A Preferred are convertible into 4,623,589 shares of the common stock of the Company based on a conversion formula equal to the price per share ($2.681682) divided by the conversion price ($0.58) multiplied by the total number of shares of New Series A Preferred issued (1,000,000), subject to adjustment in accordance with the provisions of the certificate of designations for the New Series A Preferred. The conversion price equals the consolidated closing bid price for a share of the Company's common stock prior to the signing of the definitive agreement governing the transaction.

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

PART II

ITEM 6. EXHIBITS

See attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Amendment No. 1 to quarterly report on Form 10-Q/A to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Commerce, in the State of California, on November 29, 2007.

BLUE HOLDINGS, INC.

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