Form 10-K
period 2007-12-31
BLUE HOLDINGS, INC.
filed 2008-04-15
CIK 1139683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-33297

BLUE HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0450923
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5804 East Slauson Avenue
Commerce, California 90040
(Address of Principal Executive Offices and Zip Code)

(323) 725-5555
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes           ☐           No           ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes           ☐           No           ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes           ☒           No           ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes           ☐           No           ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $9,988,222.

At April 14, 2008, the issuer had 27,982,200 shares of Common Stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

BLUE HOLDINGS, INC.
2006 FORM 10-K ANNUAL REPORT

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This 2007 Annual Report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance, statements of management’s goals and objectives; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

All references to “we,” “our,” “us” and the “Company” in this Annual Report on Form 10-K refer to Blue Holdings, Inc. and its subsidiaries.

ITEM 1.	Business

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

Corporate Background

Blue Holdings, Inc. was incorporated in the State of Nevada on February 9, 2000 under the name Marine Jet Technology Corp.  From our inception through January 2005, we focused on developing and marketing boat propulsion technology.  Between January and February 2005, we entered into separate transactions whereby, among other matters, Keating Reverse Merger Fund, LLC (“KRM Fund”), one of our existing stockholders, agreed to purchase a substantial majority of our outstanding common stock, and Intellijet Marine, Inc., a company formed by our former majority stockholder and principal executive officer and director, Jeff P. Jordan, acquired all of our boat propulsion technology assets and assumed all of our then existing liabilities.

Between February 4, 2005 and April 29, 2005, we existed as a public “shell” company with nominal assets.

On April 14, 2005, we entered into an Exchange Agreement (the “Antik Exchange Agreement”) with Antik Denim, LLC, a California limited liability company formed in September 2004 (“Antik”), the members of Antik (the “Antik Members”), and KRM Fund.  The closing of the transactions contemplated by the Antik Exchange Agreement occurred on April 29, 2005.  At the closing, we acquired all of the outstanding membership interests of Antik (the “Antik Interests”) from the Antik Members, and the Antik Members contributed all of their Antik Interests to us.  In exchange, we issued to the Antik Members 843,027 shares of our Series A Convertible Preferred Stock, par value $0.001 per share (the “Preferred Shares”), which, as a result of the approval by a substantial majority of our outstanding stockholders entitled to vote and the approval by our board of directors, of amendments to our Articles of Incorporation that (i) changed our name to Blue Holdings, Inc., (ii) increased our authorized number of shares of common stock to 75,000,000, and (iii) adopted a 1-for-29 reverse stock split, on June 7, 2005 converted into 24,447,783 shares of our common stock on a post-reverse stock split basis.

At the closing, Antik became our wholly-owned subsidiary.  The exchange transaction with Antik was accounted for as a reverse merger (recapitalization) with Antik deemed to be the accounting acquirer, while we were deemed to be the legal acquirer.

On October 31, 2005, we entered into an Exchange Agreement (the “Taverniti Exchange Agreement”) with Taverniti So Jeans, LLC, a California limited liability company formed in September 2004 (“Taverniti”), and the members of Taverniti (the “Taverniti Members”).  Under the Taverniti Exchange Agreement, we acquired all of the outstanding membership interests of Taverniti (the “Taverniti Interests”) from the Taverniti Members, and the Taverniti Members contributed all of their Taverniti Interests to us.  In exchange, we issued to the Taverniti Members, on a pro rata basis, an aggregate of 500,000 shares of our common stock and paid to the Taverniti Members, on a pro rata basis, an aggregate of Seven Hundred Fifty Thousand Dollars ($750,000).  At the closing of the exchange transaction, Taverniti became our wholly-owned subsidiary.

Significant Developments

On January 12, 2007, we entered into a three-year License Agreement (the “Faith License Agreement”) with Faith Connexion S.A.R.L. (“Faith”) pursuant to which Faith granted us an exclusive right and license to use the Faith Connexion trademark for the manufacture, marketing, promotion, sale, distribution and other exploitation of men’s and women’s hoodies, t-shirts, sweatshirts, sweatpants and hats in North America, South America, Japan and Korea.  Compensation for use of the Faith Connexion trademark will consist of a royalty of 9% of our net sales arising from products bearing the Faith Connexion trademark in the first two years, and 9.5% of net sales in year three.  The Faith License Agreement has a term of three years.

On April 27, 2007, Antik executed a License Agreement (the “Mercier License Agreement”) dated to be effective as of April 18, 2007, with Mercier SARL, a company formed under the laws of France (“Mercier”), pursuant to which Antik granted to Mercier an exclusive right and license to use the Antik Denim trademark for the manufacture, marketing, promotion, sale, distribution and other exploitation of denim and sportswear apparel in Europe.  Compensation for use of the Antik Denim trademark will consist of a royalty calculated as 10% of Mercier’s net sales arising from products bearing the Antik Denim trademark.  The Mercier License Agreement has an initial term of twenty (20) months, and includes four (4) one (1)-year extension options available to Mercier to the extent it achieves specified minimum net sales.

On April 27, 2007, in anticipation of Antik’s entry into the Mercier License Agreement, Antik executed Amendment No. 1 to License Agreement effective as of October 1, 2006 (the “North Star License Agreement”), dated to be effective as of April 25, 2007, with North Star International, Inc. (“North Star”), to remove the European territory from the rights previously granted to North Star.  On February 6, 2008, Antik entered into a Termination and Release Agreement with North Star pursuant to which the parties terminated the North Star License Agreement, as amended.  Each of Antik and North Star released the other party from any and all claims, suits and causes of action, whether known or unknown, arising out of the North Star License Agreement or its termination, except in all cases for any and all obligations arising under the Termination and Release Agreement.  In consideration for the prior amendment of the License Agreement, Antik agreed to pay North Star, or its designee, $80,000 within 90 days of the date of the Termination and Release Agreement.

On May 1, 2007, Antik executed a License Agreement (the “Max Ray License Agreement”) with Max Ray, Inc., a California corporation (“Max Ray”), pursuant to which Antik granted to Max Ray an exclusive right and license to use the Antik Denim trademark for the manufacture, marketing, promotion, sale, distribution and other exploitation of small leather goods consisting of belts, handbags, small leather accessories and scarves in the United States and its territories.  Compensation for use of the Antik Denim trademark will consist of a royalty calculated as 8% of Max Ray’s net sales arising from products bearing the Antik Denim trademark.  The Max Ray License Agreement has an initial term of eighteen (18) months, and includes four (4) one (1)-year extension options available to Max Ray unless earlier terminated by Max Ray.

On May 8, 2007, we elected Harry Haralambus and Leonard Hecht as new independent members of our board of directors.  Messrs Haralambus and Hecht currently serve as members of the Audit Committee, Compensation Committee and Governance and Nominating Committee of our board of directors.

On May 11, 2007, we entered into a Letter of Intent with William Adams, aka will.i.am, of the Black Eyed Peas, pursuant to which the parties agreed, within 30 days of the date of execution, to enter into (i) a co-branding agreement for the creation of a collection of premium denim and denim-related apparel under the name “i.am Antik” or such other similar name upon which the parties shall agree, and (ii) a joint venture agreement pursuant to which the parties will design, develop, market, manufacture and distribute apparel products bearing the “I.Am” trademark subject to a license agreement.  The term of each of the co-branding agreement and the joint venture agreement shall be for five years, with the first year commencing on the execution of the Letter of Intent and ending on the last day of February 2008, and each year thereafter commencing on March 1 and ending on the last day of February.

Under the terms of the Letter of Intent, in consideration of the design, marketing and promotional services rendered by Mr. Adams, we agreed to issue to Mr. Adams as base compensation 175,000 shares of our common stock within 10 days of the execution of the Letter of Intent and 81,250 shares of our common stock on each anniversary of the effective date of the Letter of Intent for a period of 4 years, subject to the prior effectiveness of a registration statement on Form S-8 registering the issuance of the shares to Mr. Adams.  Mr. Adams will also be entitled to receive up to an aggregate of 500,000 additional shares of our common stock upon achieving certain milestones based on net sales.

Mr. Adams is permitted to terminate the co-branding agreement and/or joint venture agreement in the event that we are delisted from the NASDAQ Capital Market, a final and binding legal determination is made by a body with appropriate jurisdiction that we have failed to comply with the rules and regulations promulgated by the Securities and Exchange Commission, or the joint venture’s failure to launch an “I.Am” collection within 12 months from the date of execution of the definitive joint venture agreement.  We are currently involved in discussions with Mr. Adams regarding a mutual termination of the arrangement.

On July 24, 2007, Paul Guez resigned as our Chief Executive Officer and President.  Mr. Guez remains the Chairman of our Board of Directors and currently focuses on furthering developing our global licensing business.

On July 24, 2007, we appointed Glenn S. Palmer as our new Chief Executive Officer and President.  Mr. Palmer commenced the implementation of a comprehensive action plan with key strategic initiatives focused on cutting costs to reduce our selling, general and administrative expenses by approximately 10% by the end of fiscal 2007, selling off our excess inventory, and aggressively reviewing and evaluating the long-term viability of our brands, licensees and retail strategy.

On September 24, 2007, we announced the discontinuation of our joint venture with Life & Death LLC, a reduction in approximately 25% of our workforce and our plans to exit our two retail stores.  Subsequent to such press release, we continue to evaluate our various options relative to our retail strategy, which may include the possibility of exiting the retail business.

On November 28, 2007, we entered into a transaction with Mr. Guez pursuant to a Preferred Stock Rescission and Purchase Agreement dated November 28, 2007, whereby we issued to Mr. Guez 1,000,000 shares of an amended and restated form of our Series A Convertible Preferred Stock (the “New Series A Preferred”) in consideration for (i) the cancellation of the $2,556,682 of advances made to us by Mr. Guez and (ii) an additional cash investment of $125,000.  The shares of New Series A Preferred are convertible into 4,623,589 shares of our common stock based on a conversion formula equal to the price per share ($2.681682) divided by the conversion price ($0.58) multiplied by the total number of shares of New Series A Preferred issued, subject to adjustment in accordance with the provisions of the certificate of designations for the New Series A Preferred.

On March 5, 2008, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Gemini Master Fund, Ltd. (the “Investor”) pursuant to which we issued an aggregate of $2.0 million of thirty-month senior secured convertible notes, and five-year warrants to purchase an aggregate of 875,000 shares of our common stock at a per share exercise price of $1.00 (each subject to adjustment as provided in the warrants, including pursuant to economic anti-dilution adjustments), to the Investor.  Pursuant to the terms of the Securities Purchase Agreement, we may issue additional convertible notes in the aggregate principal amount of up to $1,000,000 and additional warrants to purchase up to an aggregate of 437,500 shares of our common stock (subject to adjustment as provided in the warrants, including pursuant to economic anti-dilution adjustments).

The convertible notes carry interest at 8% per annum on the unpaid/unconverted principal balance, and are secured on a second priority basis against all of our assets.  One-twenty-fourth of the principal amount of the convertible notes, and accrued but unpaid interest, are due and payable monthly in 24 installments beginning on first day of each calendar month, commencing on the first day of the first full calendar month occurring after the date which is six months following the original issue date.  These installment payments can be made in cash or through the issuance of stock provided that certain equity conditions are met.  The convertible notes are convertible into approximately 2,500,000 shares of our common stock, based on a conversion price equal of $0.80 per share (each subject to adjustment as provided in the convertible notes, including pursuant to economic anti-dilution adjustments).  The additional convertible notes issuable pursuant to the terms of the Securities Purchase Agreement would be convertible into an aggregate maximum of an additional 1,250,000 shares of our common stock based on a conversion price of $0.80 per share (each subject to adjustment as provided in the convertible notes, including pursuant to economic anti-dilution adjustments).

In connection with the transactions contemplated by the Securities Purchase Agreement, on March 5, 2008, we paid our previously engaged placement agent a cash fee of $33,600, and issued to the placement agent a convertible note in the aggregate principal amount of $86,400 and a warrant (with the same terms as the warrants issued to the Investor) to purchase 150,000 shares of our common stock at a per share exercise price of $1.00 (each subject to adjustment as provided in the convertible notes, including pursuant to economic anti-dilution adjustments).  The convertible note issued to the placement agent is convertible into 108,000 shares of common Stock at a per share price of $0.80 (each subject to adjustment as provided in the convertible notes, including pursuant to economic anti-dilution adjustments), and has the same terms as the convertible notes issued to the Investor.

On March 5, 2008, we also entered into a Common Stock Purchase Agreement with Mr. Guez pursuant to which we agreed to issue 1,750,000 shares of our common stock in consideration of the cancellation of $1,400,000 of net advances made to us by Mr. Guez, at a per share price of $0.80.

Business Strategy

We strive to build on our position in the principal markets in which we compete by focusing on the following three core elements of our business strategy.

Product Strategy

Our overall product strategy is to offer multiple brands of apparel in the premium and better denim segments.  As a result of the acquisition of Antik and Taverniti, and the license agreements with Faith and Yanuk Jeans, LLC, a company owned by Paul Guez (“Yanuk Jeans”), we currently market our products under the Antik Denim, Taverniti So Jeans, Faith Connexion and Yanuk brands and plan to continue to further expand our brand portfolio by acquisition and/or license of existing apparel companies and/or brands, as applicable, in the premium or better segments of the industry, or the creation of new brands by our internal design team.  Although no definitive arrangement or plan is currently in place, we expect our management to periodically review potential acquisition and licensing opportunities to expand our product line and brands in these targeted market segments.  Our goal is to employ a multi-brand strategy to reduce risks associated with the natural life cycle of a single brand and to appeal to a broader customer base with different looks from different brands.  We believe the increase in demand for premium denim products over the last couple of years and relatively high retail price points for premium jeans, ranging from approximately $148 to $300, offers us a significant opportunity to increase our revenues and improve our profitability.

We also intend to license our proprietary owned and licensed trademarks with respect to products that we believe are not in our core line of business.  Our senior management team has significant experience in developing and marketing multiple premium denim products and brands, which we believe demonstrates a capability to implement our product strategy.  Over the last thirty years, Mr. Guez, our Chairman, has engaged in the design, marketing, manufacturing and wholesale distribution of premium fashion and denim collections, including Sasson Jeans and more recently, a growing stable of contemporary brands, such as Duarte Jeans, Elvis, Memphis Blues and Grail Jeans.  Our principal designer, Jimmy Taverniti has previously assisted world-renowned casual apparel companies such as Chevignon, in the design and development of successful brands and products.

Operating Strategy

Our operating strategy is to continue to build on our strengths in brand development, marketing, distribution and product sourcing capabilities to become the leading company in the high fashion denim apparel industry.  Our goal is to leverage the expertise and relationships gained by our executive management and product design teams’ prior experience in creating and developing premium denim apparel brands, product sourcing and manufacturing in the United States, Mexico and Asia, and distributing to high-end retail channels both domestically and internationally.

Historically, we have relied on the services and staff of companies affiliated with Mr. Guez in several areas of our business operations.  We  have moved away from this model and are in the process of building a team of professionals with significant prior experience and established relationships in the denim apparel industry to assume the responsibility for coordinating product manufacturing, material sourcing, and sales and marketing.

Growth Strategy

Our goal is to build a broad and diversified portfolio of brands and become a leading seller of premium denim products and accessories across a range of retail price points through our wholesale distribution channels by focusing on the following key elements of our growth strategy:

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

Our Products and Brands

We offer multiple brands of apparel in the premium and better denim segments.  As a result of the acquisitions of Antik and Taverniti and license agreements with Faith and Yanuk Jeans, we currently market our products under the Antik Denim, Taverniti So Jeans, Faith Connexion and Yanuk brands.  Our products are sold in the United States and abroad to upscale retailers and boutiques.  We currently sell men’s and women’s styles and have launched a children’s line for both Antik Denim and Taverniti So Jeans.  Our products are made from high quality fabrics milled in the United States, Japan and Italy and are processed with cutting-edge treatments and finishes.  Our concepts and designs, including Antik Denim’s distinct vintage western flair, and our extraordinary fit, embellishments, patent pending pockets, unique finishes, hand stitching, embroidery detail and other attention to detail and quality give our products a competitive advantage in the high-end fashion denim and accessories market.

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

Our products are sold in the United States in department stores and boutiques such as Saks, Neiman Marcus, Nordstrom, Bloomingdales, Atrium, Fred Segal, Intermix, Kitson and Henri Bendel, as well as smaller boutiques throughout the country.  Our products are sold internationally to department stores and boutiques such as Lane Crawford in Hong Kong, Harrods and Harvey Nichols in the United Kingdom, Barneys New York and Isetan in Japan, Galleries Lafayette in France, and Holt Renfrew in Canada.  Additionally, due to general economic conditions, we expect off priced sales of our products to be in excess of 10% of our revenues in 2008.

We market and distribute our products by participating in industry trade shows, as well as through our show rooms in Los Angeles and New York.  We maintain distributor relationships in the United Kingdom, France, Germany, Sweden, Greece, Belgium, Italy, Mexico and Japan.  Except for Europe, Japan and Canada, we currently have no exclusive or long term distribution agreements with any party covering any territory, and do not depend on any single distributor to distribute our products.  Our distributors often, but not always, purchase products from us at a discount for resale to their customers in their respective territories.  Our distributors warehouse our products at their expense and they ship to and collect payment from their customers directly.

Manufacturing and Sourcing

We purchase our fabric, thread and other raw materials from various industry suppliers within the United States and abroad.  We do not currently have any long-term agreements in place for the supply of our fabric, thread or other raw materials.  The fabric, thread and other raw materials we use are available from a large number of suppliers worldwide.  During the fiscal year ended December 31, 2007, two suppliers accounted for more than 10% of our purchases.  Purchases from these suppliers were 20.1% and 10.5%, respectively.  We have the ability to replace our suppliers of raw materials as needed without significantly affecting our business or operations.

We presently outsource all of our manufacturing needs to contract vendors to meet our sales needs.  We use a combination of sourcing with a majority of our manufacturing production contracted in Mexico.  We have been in discussions with one of our lead manufacturers to deliver to us full package products which we believe will reduce various costs we incur in connection with assembling our products.  We do not rely on any one manufacturer and we believe additional manufacturing capacity is available to meet our current and planned needs.  We maintain rigorous quality control systems for both raw and finished goods.  We will continue to outsource all of our manufacturing needs to maintain low cost of goods and higher gross profit.  We will add contract manufacturers as required to meet our needs.  During the fiscal year ended December 31, 2007, one of our contractors accounted for approximately 50% of our manufacturing.  We believe we can realize significant cost savings in product manufacturing because of our strong relationships with a diverse group of U. S. and international contract manufacturers established by our management team through their prior experience in the apparel industry and because of the changes we intend to implement in connection with the delivery of full package products by our manufacturers.  In addition, the increase in production volume as a result of our multi-brand strategy will give us economies of scale to achieve further cost savings.

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

Recognized Design Teams.  Each of our brands has an independent, highly talented design team developing distinct, trend setting looks.  Jimmy Taverniti, a highly regarded Italian couture designer, heads the design team for Taverniti So Jeans and has over 25 years experience in the denim industry.  Faith Connexion is designed in Europe and is a full line of edge-forward contemporary sportswear.  Antik is designed by a team of designers led by an experienced design director.  Yanuk is a lifestyle brand conceptualized and designed by an industry veteran with over 15 years of experience in denim and sportswear.

Multi-brand Strategy.  Unlike our single-brand competitors, we own or have exclusive licenses to four principal brands, each one overseen by an independent design team.  Antik Denim is based on vintage western styling and incorporates a very unique and distinctive back pocket.  Taverniti So Jeans, designed by Jimmy Taverniti, an Italian couture designer, is focused on soft fits and unique styling.  Faith Connexion is a full line of premium junior sportswear.  Yanuk is a contemporary denim player with focus on fit and a clean, non-distressed look.  Maintaining multiple brands mitigates the risk associated with a downturn in sales from any one brand at any given time, which is particularly significant due to the cyclical and seasonal nature of sales and product performance in the fashion industry.

Diversification of Product Lines.  We offer extensive lines of premium denim products and accessories for women, men and children consistent with our brands across a range of retail price points.  Our denim bottoms range in price at retail from $148 to $300.  Non-denim products account for approximately 25% of our total sales, which we believe gives us the ability to transition from premium denim to luxury lifestyle brands.  We recently introduced children’s lines of our Antik Denim and Taverniti So Jeans brands, which have been well received by retailers and consumers.

Broad Distribution Network.  We sell our products to high-end retailers and distributors in the United States and abroad.  Our key domestic retailers include department stores such as Bloomingdale’s, Macy’s, Neiman Marcus, Nordstrom and Saks, and boutiques such as Fred Segal.  Our products have been distributed domestically in more than 1,300 boutiques.  Internationally, our lines are offered in 30 countries on six continents.  International sales accounted for approximately 27% of sales in 2007.

Experienced Management Team.  Our senior management team has significant experience in developing and marketing multiple premium denim products and brands, which we believe demonstrates a capability to implement our product strategy.  Over the last thirty years, Mr. Guez, our Chairman, has engaged in the design, marketing, manufacturing and wholesale distribution of premium fashion and denim collections, including Sasson Jeans and more recently, a growing stable of contemporary brands, such as Duarte Jeans, Elvis, Memphis Blues and Grail Jeans.  Prior to joining us, Mr. Palmer was at Cerberus Capital Management, a leading private investment firm, where he served as Chief Executive Officer and President of Rafaella Apparel Group, a $250 million apparel manufacturing company.  In addition, Mr. Palmer previously held senior management positions with various apparel companies including Best Manufacturing Group, LLC, Liz Claiborne, Bonaventure Textiles USA, Ellen Tracy, Foxmoor Specialty Stores Corp. and Bloomingdales.

Trademarks and Other Intellectual Property

Antik is the holder of trademark applications for the Antique Denim and Antik Denim marks in the United States and various other foreign jurisdictions.  Antik also owns several proprietary concepts and designs, including pending trademark and patent applications on its pocket designs.  Yanuk Jeans, from whom we hold exclusive licenses to exploit products based on the Yanuk and U brands, is the holder of several United States and foreign trademarks.

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

Antik Denim.  The designers of Antik Denim are led by our VP of Merchandising, Alicia Gabaldon.  The principal design philosophy is based on vintage western styling featuring a very unique and distinctive back pocket.

Taverniti So Jeans.  The designer of the Taverniti So Jeans line is Jimmy Taverniti, well known as an Italian couture designer with significant experience as a denim designer.  The principal design philosophy is sportswear driven looks with a vintage attitude.

Yanuk.  The designer of Yanuk is Lisa Palumbo.  The principal design philosophy is focused less on embroidery and more on subtle design details and fit.

Faith Connexion.  Faith Connexion is designed in Europe and is a full line of edge-forward contemporary sportswear.

Employees

As of April 14, 2008, we had 108 employees, not including our Chief Executive Officer, Glenn Palmer.  Our employees are not unionized.  Except for an agreement with Mr. Palmer, no employees are subject to existing employment agreements with us.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”).  Copies of this Annual Report on Form 10-K and each of our other periodic and current reports, and amendments to all such reports, that we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website (www.blueholdings.com) as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC.  The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K.

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

ITEM 1A.	Risk Factors

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

We may not be able to fund our future growth or react to competitive pressures if we lack sufficient funds.  Currently, management believes we have sufficient cash on hand and cash available through our factor to fund existing operations for the foreseeable future.  However, in the future, we may need to raise additional funds through equity or debt financings or collaborative relationships, including in the event that we lose our relationship with our factor.  This additional funding may not be available or, if available, it may not be available on commercially reasonable terms.  In addition, any additional funding may result in significant dilution to existing stockholders.  If adequate funds are not available on commercially acceptable terms, we may be required to curtail our operations or obtain funds through collaborative partners that may require us to release material rights to our products.

We have a limited operating history, making it difficult to evaluate whether we will operate profitably.

Antik and Taverniti, our wholly-owned subsidiaries, were formed in September 2004 to design, develop, manufacture, market, distribute and sell high end fashion jeans, apparel and accessories.  As a result, we do not have a meaningful historical record of sales and revenues nor an established business track record.  Further, Faith Connexion, although successful in Europe, is not fully tested in the United States.  While our management believes that we have an opportunity to be successful in the high end fashion jean market, there can be no assurance that we will be successful in accomplishing our business initiatives, or that we will achieve any significant level of revenues, or continue to recognize net income, from the sale of our products.

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

Management believes that we are poised for reasonable growth in 2008 by diversifying our sales to a higher proportion of department store business and by maintaining focus on our core brands.  However, no assurance can be given that we will be successful in maintaining or increasing our sales in the future.  Any future growth in sales will require additional working capital and may place a significant strain on our management, management information systems, inventory management, sourcing capability, distribution facilities and receivables management.  Any disruption in our order processing, sourcing or distribution systems could cause orders to be shipped late, and under industry practices, retailers generally can cancel orders or refuse to accept goods due to late shipment.  Such cancellations and returns would result in a reduction in revenue, increased administrative and shipping costs and a further burden on our distribution facilities.

Additionally, we intend from time to time to acquire and/or license other businesses and brands, as applicable, as we deem appropriate.  If we are unable to properly integrate any business or brands we acquire and/or license, this could adversely affect our results of operation and financial condition.

The loss of Paul Guez, Glenn Palmer or our lead designers would have an adverse effect on our future development and could significantly impair our ability to achieve our business objectives.

Our success is largely dependent upon the expertise and knowledge of our Chairman, Paul Guez, our Chief Executive Officer and President, Glenn Palmer, our lead designers and our ability to continue to hire and retain other key personnel.  The loss of Mr. Guez, Mr. Palmer or any of our other key personnel could have a material adverse effect on our business, development, financial condition, and operating results.  We do not maintain “key person” life insurance on any of our management or key personnel, including Messrs. Guez and Palmer.

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

Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter.  We believe that the factors which influence this variability of quarterly results include:

•	the timing of our introduction of new product lines;

•	the level of consumer acceptance of each new product line;

•	general economic and industry conditions that affect consumer spending and retailer purchasing;

•	the availability of manufacturing capacity;

•	the seasonality of the markets in which we participate;

•	the timing of trade shows;

•	the product mix of customer orders;

•	the timing of the placement or cancellation of customer orders;

•	the weather;

•	transportation delays;

•	quotas and other regulatory matters;

•	the occurrence of charge backs in excess of reserves;

•	the timing of expenditures in anticipation of increased sales and actions of competitors; and

•	the value of the dollar in relation to other currencies.

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

No single customer accounted for more than 10% of our sales for the year ended December 31, 2007.  A decrease in business from or loss of any significant customer would have a material adverse effect on our results of operations.  Additionally, certain retailers, including some of our customers, have experienced in the past, and may experience in the future, financial difficulties, which increase the risk of extending credit to such retailers and the risk that financial failure will eliminate a customer entirely.  These retailers have attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors.  There can be no assurance that we will remain a preferred vendor for our existing customers.  Further, there can be no assurance that our factor will approve the extension of credit to certain retail customers in the future.  If a customer’s credit is not approved by the factor, we could assume the collection risk on sales to the customer itself, require that the customer provide a letter of credit, or choose not to make sales to the customer.

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

We have been reducing our reliance on domestic contractors and expanding our use of offshore manufacturers as a cost-effective means to produce our products.  During the year ended December 31, 2007, we sourced a significant majority of our finished products from suppliers located outside the United States and we also continued to increase our purchase of fabrics outside the United States.  In addition, we have been increasing our international sales of product primarily through our licensees and distributors.

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

On November 12, 2007 we were advised by the NASDAQ Capital Market that we were non-compliant with the minimum bid price listing requirement and we were afforded an opportunity to submit a plan to the NASDAQ Capital Market regarding the steps that we would take to regain compliance.  Failure to submit a plan that is acceptable to the NASDAQ Capital Market or failure to make progress consistent with any accepted plan or to regain compliance with the continued listing standards could result in our common stock being delisted from the NASDAQ Capital Market.  We have until May 12, 2008 to regain compliance with the minimum bid price listing requirement.  In addition we have suffered recurring losses and may fail to comply with other listing requirements of the NASDAQ Capital Market.  We may not be able to regain compliance with these matters within the time allowed by the NASDAQ Capital Market, and our shares of common stock may be removed from listing on the NASDAQ Capital Market.

Our sale of securities in any equity or debt financing could result in dilution to our stockholders and have a material adverse effect on our earnings.

Any sale of shares by us in future private placement or other offerings could result in dilution to our existing stockholders as a direct result of our issuance of additional shares of our capital stock.  In addition, our business strategy may include expansion through internal growth, by acquiring complementary businesses, by acquiring or licensing additional brands, or by establishing strategic relationships with targeted customers and suppliers.  In order to do so, or to fund our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership.  We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our results of operations.

Insiders own a significant portion of our common stock, which could limit our stockholders’ ability to influence the outcome of key transactions.

As of April 14, 2008, our executive officers and directors beneficially owned approximately 75.8% of the outstanding shares of our common stock.  As of April 14, 2008, our chairman, Paul Guez, and his affiliates collectively owned approximately 75.2% of the outstanding shares of our common stock.  We also issued 1,000,000 Series A convertible preferred shares to Mr. Guez in satisfaction of $2,556,682 of advances to us by Mr. Guez.  The Series A preferred shares are convertible into 3,479,899 shares of common stock and vote with our common stock on an as-converted basis on all matters presented to our stockholders.  Accordingly, our executive officers and key personnel have the ability to affect the outcome of, or exert considerable influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control.  This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of our company or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of our company.  This, in turn, could have a negative effect on the market price of our common stock.  It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

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

Under our articles of incorporation, our Board of Directors has the power to authorize the issuance of up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without further vote or action by the stockholders.  Accordingly, our Board of Directors may issue preferred stock with terms that could have preference over and adversely affect the rights of holders of our common stock.

On November 28, 2007 we issued 1,000,000 shares of New Series A Preferred to Mr. Guez in consideration for (i) the cancellation of the $2,556,682 of advances made to us by Mr. Guez and (ii) an additional cash investment of $125,000.  The shares of New Series A Preferred are convertible into 4,623,589 shares of our common stock based on a conversion formula equal to the price per share ($2.681682) divided by the conversion price ($0.58) multiplied by the total number of shares of New Series A Preferred issued, subject to adjustment in accordance with the provisions of the certificate of designations for the New Series A Preferred.  The New Series A preferred shares accrue cumulative dividends at the annual rate of 6% of the purchase price in preference to the common stock.  Upon our liquidation or dissolution the New Series A preferred shares are entitled to receive, prior to any distribution to the holders of our common stock, 100% of the purchase price plus all accrued but unpaid dividends.

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

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

On April 27, 2006, we entered into a Sublease with Azteca Production International, Inc. (“Azteca”) to lease approximately 73,193 square feet of office and warehouse space located at 5804 East Slauson Avenue, Commerce, California, the location of our current principal executive offices, warehouse and distribution center.  Azteca is co-owned by Mr. Guez, our Chairman.  Although executed on April 27, 2006, the term of the Sublease became effective as of January 1, 2006, and will continue on a month-to-month basis with termination by either party permitted upon 90-days prior written notice.  We pay monthly rent of approximately Nineteen Thousand Thirty Dollars ($19,030) to Azteca.  The Sublease was approved by a majority of our Board of Directors, including all of the independent directors.

We also maintain showrooms in both Los Angeles and New York City.  We pay for the use of these showrooms based on our actual use.

On August 27, 2005, we opened a retail store in Los Angeles, California and assumed all the obligations of a 10-year property lease, which was previously signed by Blue Concept, LLC, a company owned by Mr. Guez, in April, 2005.  We are paying $21,840 per month for the lease of the shop space.  More recently, On July 18, 2006, we entered into lease agreements with Emporium Development, L.L.C. (“Emporium”) to lease approximately 3,272 square feet of space located at 865 Market Street, San Francisco, California 94103.  The term of the Sublease became effective as of July 5, 2006, and will continue for a term expiring on January 31, 2017.  We will pay annual rent to Emporium ranging from $261,760 at the commencement of the term to $326,902 at the end of the term.  We will also pay, as percentage rental, six percent (6%) of gross sales made in and from the premises in excess of annual breakpoints ranging from $4,362,667 at the commencement of the term to $5,448,373 at the end of the term.

Pursuant to an agreement with Shipson LLC, a California Limited Liability Company, effective on or about May 15, 2008, we will be vacating our existing space and relocating to 4901 Zambrano Street, Commerce, California 90040.  Shipson LLC will replace our warehouse distribution as an outsourced third party logistics distributor.  We will also occupy 5,000 square feet of office space at $0.75/square foot monthly rent ($3,750).  The shipping costs will be $1.10 per garment and a cafeteria menu of additional services will be available to us if necessary.

We believe that the facilities utilized by us are well maintained, in good operating condition and adequate to meet our current and foreseeable needs.

ITEM 3.	Legal Proceedings

Except as described below, we are not involved in any legal proceedings that require disclosure in this report.

On July 17, 2006, Taverniti Holdings, LLC (THL), an independent entity not owned or controlled by us, and Jimmy Taverniti, an individual, filed an action in the United States District Court for the Central District of California (Case No. CV06-4522 DDP) against Henri Levy alleging that defendant has infringed THL’s mark “J. Taverniti” and further infringed Mr. Taverniti’s commercial publicity rights, by defendant’s adoption and use of the mark “Taverniti.”  We have been informed that in a counter-claim against THL, defendant has also named our company and Taverniti as purported counter defendants.  As it relates to Taverniti and our company, the counter claim seeks only a declaration of rights, to the effect that Taverniti and our company have conspired with THL to defeat defendant’s alleged rights in his “Tavernity” mark, and a further declaration that as a result of such alleged misconduct, neither Taverniti nor our company have any enforceable rights in the Taverniti So Jeans mark.  It does not seek any monetary relief against either Taverniti or our company.

We have taken the position that neither Taverniti nor our company can properly be added as new parties to this lawsuit by naming us as counter defendants, and that we can only be named as third party defendants.  The defendant has not, as yet, served either Taverniti or us with the counter claim, so we are not yet formally parties to the case.  At such time, if ever, that the defendant takes the necessary action to formally serve us with the counter claim, we intend to deny all the material charging allegations of the defendant’s claim for declaratory relief and to vigorously defend against his claims.  At this time, we are unable to express an opinion whether it is likely that the defendant will take such actions, or whether, if he does, it is likely or unlikely that he will be able to prevail against us on his claim for declaratory relief.

In 2007, DF produzioni SPA filed an action in the Court of Bergamo, Italy, against Taverniti and our company seeking to ascertain our liability for alleged serious failures in the context of the distribution/supply agreement between the parties; the reimbursement of approximately €660,208 in damages or such other amount determined by the court as compensatory for amounts outstanding alleged to equal approximately €286,008; and to reduce the price of the supply to the plaintiff in an amount commensurate with the alleged damage caused by our conduct.  The first hearing is scheduled for June 11, 2008, and we are required to file our appearance brief with our counterclaims at least 20 days prior to the hearing date.  While management believes that we have successful counterclaims against the plaintiff, it is unable at this time to express an opinion whether it is likely that the plaintiff will be able to prevail against us on its claims.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders in the quarter ended December 31, 2007.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Capital Market under the symbol “BLUE.”  The following table sets forth, for the periods indicated, the high and low closing sales prices for the common stock for each quarter within the last two fiscal years as reported by the NASDAQ Stock Market.

	High	Low
Year Ended December 31, 2006
First Quarter	$6.21	$4.90
Second Quarter	$6.70	$4.92
Third Quarter	$5.45	$4.33
Fourth Quarter	$4.46	$1.50

Year Ended December 31, 2007
First Quarter	$2.34	$1.52
Second Quarter	$2.04	$1.24
Third Quarter	$1.40	$0.72
Fourth Quarter	$0.89	$0.56

On April 14, 2008, the closing sales price of our common stock as reported on the NASDAQ Stock Market was $0.69 per share.

Holders of Common Stock

As of April 14, 2008, there were 98 record holders of our common stock, with 27,982,200 shares outstanding.  The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

ITEM 6.	Selected Financial Data

Not applicable.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read together with the Consolidated Financial Statements of Blue Holdings, Inc. and the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. This discussion summarizes the significant factors affecting our operating results, financial conditions and liquidity and cash-flow for the fiscal years ended December 31, 2007 and 2006. This discussion contains forward looking statements that involve risks and uncertainties and are based on judgments concerning various factors that are beyond our control.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the caption “Cautionary Note Regarding Forward Looking Statements” and in Item 1. Business under the caption “Risk Factors.”

Overview

We design, develop, market and distribute high end fashion jeans, apparel and accessories under the brand name names Antik Denim, Yanuk, Faith Connexion and Taverniti So Jeans.  We plan to also design, develop, market and distribute jeans and accessories under other brands that we may license or acquire from time to time.  Our products currently include jeans, jackets, belts, purses and T-shirts.  We currently sell our products in the United States, Canada, and Japan directly to department stores and boutiques and through distribution arrangements in certain foreign jurisdictions.  We are headquartered in Commerce, California and maintain two showrooms in New York and Los Angeles.  We opened a retail store in Los Angeles during August 2005 and another in San Francisco in September 2006.  We are reviewing our strategic alternatives regarding our retail stores.  These retail strategic alternatives include no action, sale, licensing, and/or possibly closing the stores. As of April 15, 2008, no determination has been made by our board of directors.

Strategic Initiatives

During the third quarter of 2007, our new Chief Executive Officer commenced the implementation of a comprehensive action plan with the following key strategic initiatives:

Extensive Brand and Business Segment Review.  The first initiative was an extensive brand and business segment review.  We have made significant progress and continue to aggressively refine and improve our brands.  Our top priority is improving each product line by redefining and refocusing each collection.  We believe that our success centers on the quality of our products and on having the most compelling and appropriate offerings for our customer and retailers, and believe that the current re-focus will be a positive step towards our future performance.

To that end, we successfully re-launched at a lower price point the Yanuk brand including categories ranging from sweats, hoodies, t-shirts, woven shirts and denim offered at $48-$125 at retail.  Based on the brand’s previous success and opportunities within the status market, we believe the Yanuk brand will begin to positively impact both top and bottom line growth in the third quarter of 2008.  Since the collection’s debut at the Project Show in Las Vegas on February 12, 2008, the line has been purchased by some of the country’s top retailers including Macy’s East, Macy’s South and Dillard’s and continues to be well received as a market opportunity.

Taverniti continues to perform very well at our high-end specialty stores and better department stores including Fred Segal, Intermix, Bloomingdales, and Saks Fifth Avenue.  We will continue to promote the brand with Jimmy Taverniti in prominent events throughout the year.

During the fourth quarter we reached an agreement for Antik Denim at Macy’s East’s Herald Square store to sell the brand in an enhanced visual presentation with signage and mannequins.  The performance and sell thru at retail has exceeded our expectations.  We have been meeting with senior management to plan rolling Antik Denim into additional Macy’s doors.  Additionally, our Antik Denim brand has been well received at Dillard’s.  We are now featured in all Dillard’s divisions and are pleased with the current sell-throughs.

On September 24, 2007, we announced the discontinuation of our joint venture with Life & Death LLC.

Strengthen Core Business and Increase Visibility of Brands.  The second initiative focused on our ongoing goal to strengthen our core business and increase visibility for all of our brands.  We have realigned our business model and sales organization to ramp revenue and expand within our current distribution channels.  We implemented an EDI replenishment program with our current department stores.  This has become the underlining foundation for our brands’ core business which is critical in order to establish a meaningful and consistent presence in department stores.  We have also enhanced product assortment, streamlined the flow of merchandise to retail distributors and reduced operating expenses.

Expense Reduction.  The third initiative, in which we have made significant improvements, was a reduction in operating expenses.  We reduced annual selling, general and administrative expenses by over $3.1 million or approximately 15%, and plan to reduce an additional $0.6 million in the first quarter of 2008.  We also made a substantial decrease in payroll expense due to a reduction of approximately 25% of our workforce and are continuously looking for other ways to cut costs where prudent and feasible.  Even though we reduced our overall workforce, we are selectively hiring personnel to fill key positions, including the newly created positions of Vice President of Merchandising and Vice President of Marketing.  We are also in the process of identifying a new CFO, and expect to announce a replacement soon.

Excess Inventory Reduction.  The fourth initiative was the efficient sale of our excess inventory.  We are making major changes to better align inventory with demand which should positively affect our product margins.  First, we are lowering our SKU count for each brand to provide a more focused and cohesive offering aligned to our financial forecast.  This SKU reduction will begin to take effect with our summer deliveries, with the full impact of the initiative evident in the second half of 2008 when we roll out our fall collection.  We also believe that our SKU count reduction initiative will have a cascading effect in reducing expenses throughout the entire organization, including our design, sourcing, and creative departments, as well as inventory control and administrative costs.  We hope to achieve an inventory level of approximately $5-6 million by the second quarter of 2008, and going forward we are taking a far more disciplined approach to inventory.

Organizational Restructuring.  The fifth initiative was a restructuring of our organization with a focus on 2008 and beyond.  We have carefully evaluated our entire organization to determine where we can improve operational efficiencies and are continuously working to improve our organization.  We have implemented weekly production and sales meetings, developed improved merchandising calendars and significantly improved our supply chain and operating procedures.  The weekly meetings help us assess delivery performance, manage inventory, reduce costs, analyze the outbound supply chain to improve delivery costs, optimize inventory levels, and deliver on customer demand in the most cost effective way leading to the most effective and cost efficient supply chain.  We have seen positive results so far.

Effective on or about May 15, 2008, we will be moving into an outsourced third party logistics distributor warehouse which provide us with the systems we need to obtain real-time visibility of our inventory, reporting, advanced billing management and EDI integration.  This new system will better enable us to deliver products with greater efficiency and minimize potential department store compliance issues.  We are also continually assessing our manufacturing and sourcing strategies, and looking at both domestic and international opportunities that will support margin improvement and drive achievable growth.  Additionally, we have negotiated more efficient contracts with vendors in all areas of the organization, specifically for supplies and services, including reducing transportation expenses.  We also plan to conduct extensive research on our customers to better help determine and confirm product needs and to lay the groundwork for our merchandising, creative and marketing initiatives going forward.

While we are disappointed in the lack of progress achieved in our financial internal and external reporting procedures, we will continue to aggressively allocate resources and capital to introduce new systems, reports and disciplines throughout our accounting department and other back-office functions to improve in this area.

Once the above initiatives are fully implemented, we expect increased margins since there will be fewer SKUs, less inventory, more direct sourcing and a significant reduction in promotional activity and discounting.  We anticipate $1.0- $1.5 million in aggregate annual cost savings from the combination of these initiatives.

Results of Operations

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Net sales decreased from $49.0 million for the twelve months ended December 31, 2006 to $33.8 million for the twelve months ended December 31, 2007. The sales were less than during the prior year for a variety of reasons.  First, the recessionary national economic climate coupled with the weak premium denim market sales resulted in reduced sales during the year ended December 31, 2007. Additionally, our international sales also experienced weakness, decreasing from 23% in 2006 to 18% during the year ended December 31, 2007.

Gross profit for the year ended December 31, 2007 decreased to $11.6 million from $13.1 million during the prior year.  The decrease in gross profit was due to reduced sales during the year ended December 31, 2007. However, the Company’s gross margin percentage was improved, totaling 34% in 2007 as compared to 27% in 2006, due to the Company having recorded significant inventory writedowns and making large sales to discounters during 2006.  Assuming that the Company can improve its sales into department stores and other traditional distribution channels, we expect our gross margin to improve to approximately 50% in the future.

Selling, distribution and administrative expenses for the year ended December 31, 2007 totaled $15.6 million compared with $17.1 million for the same period last year. The principal components during the year ended December 31, 2007 were payroll of $5.1 million (compared to $6.9 million in the same period last year), professional fee expenses of $.8 million ($1.1 million in the same period of 2006), advertising and trade show expenses of $.7 million ($.6 million in the same period of 2006), rent expense of $.9 million ($.7 million in the same period of 2006), royalties of $.2 million ($1.3 million in 2006) and stock-based compensation of $.4 million ($.2 million in the same period last year). During the last two quarters of 2007, the Company made significant reductions in its selling, distribution, and administrative expenses which, based upon the Company’s calculations, will result in annual savings of approximately $3,100,000.  The Company anticipates that it will be making additional reductions during 2008.

For the year ended December 31, 2007, the Company recognized income tax provision of $0.02 million compared to the benefit from income taxes of $0.68 million for the year ended December 31, 2006.  This significant change was due to the Company providing a reserve against deferred income tax assets generated in 2007, while such deferred income tax assets were not reserved against in 2006.

Net Income (loss) after provision for taxes during the year ended December 31, 2007 was $(5.6 million) or (16.6)% of net sales compared to $(4.8 million) or (9.7)% of net sales during 2006. Basic and diluted earnings (loss) per share decreased to $(0.21) from $(0.18) in the same period of last year.

Liquidity and Capital Resources

We believe we currently have adequate resources to fund our anticipated cash needs through 2008.  However, an adverse business development could require us to raise additional financing sooner than anticipated.

Our primary source of liquidity is expected to be cash flow generated from operations, cash and cash equivalents currently on hand, and working capital attainable through both our factor and our majority stockholder.  We have already in 2008 sought to, and may continue to seek to, finance future capital needs through various means and channels, such as issuance of long-term debt or sale of equity securities.

On March 5, 2008, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an institutional investor pursuant to which we issued an aggregate of $2.0 million of thirty-month senior secured convertible notes, and five-year warrants to purchase an aggregate of 875,000 shares, to the investor.  Pursuant to the terms of the Securities Purchase Agreement, we may issue additional convertible notes in the aggregate principal amount of up to $1,000,000 and additional warrants to purchase up to an aggregate of 437,500 shares of common stock.  The convertible notes carry interest at 8% per annum on the unpaid/unconverted principal balance, and are secured on a second priority basis against all of our assets.  One-twenty-fourth of the principal amount of the convertible notes, and accrued but unpaid interest, are due and payable monthly in 24 installments beginning on first day of each calendar month, commencing on the first day of the first full calendar month occurring after the date which is six months following the original issue date.  These installment payments can be made in cash or through the issuance of stock provided that certain equity conditions (as further set forth in the convertible notes) are met.  The convertible notes are convertible into approximately 2,500,000 shares of common stock, based on a conversion price equal to $0.80 per share.  The additional convertible notes issuable pursuant to the terms of the Securities Purchase Agreement would be convertible into an aggregate maximum of an additional 1,250,000 shares of common stock based on a conversion price of $0.80 per share.

In conjunction with the issuance of the senior secured convertible notes discussed above, our majority stockholder converted $1.4 million of net advances made to us, subsequent to December 31, 2007, into 1,750,000 shares of our common stock.  The conversion price was $0.80 per share, which represented the market price on the date of conversion.

From time to time, our majority stockholder, Mr. Paul Guez, made advances to us to support our working capital needs.  These advances were non-interest bearing.  On July 1, 2006, Mr. Guez converted the advances to a line of credit in an agreement with us.  The line of credit allows us to borrow from him up to a maximum of $3 million at an annual interest rate of 6%.  We may repay the advances in full or in part at any time until the credit line expires.  On April 15, 2008, we agreed with Mr. Guez to extend the expiration date of the credit line to December 31, 2008.  As of December 31, 2007, the balance of these advances was $0.

For the year ended December 31, 2007, net cash used in operating activities was $(2.6 million).  The deficit was primarily due to an increase of $3.9 million in inventory and a net loss of $5.6 million, which was partially offset by a decrease in accounts receivables of $6.0 million.  Net cash provided by financing activities was $3.2 million due to an increase in short-term borrowings by $2.5 million and advances from our majority stockholder of $0.7 million.

Taverniti is the exclusive licensee for the design, development, manufacture, sale, marketing and distribution of the Taverniti So Jeans trademark in the denim and knit sportswear categories for men and women.  It is obligated to pay royalties to Taverniti Holdings, LLC in the ranges of 5-8 percent depending on the net sales of the licensed products pursuant to a license agreement with Taverniti Holdings, LLC.  Taverniti Holdings, LLC is jointly owned by Paul Guez (60%) and Jimmy Taverniti (40%), the designer of the products for the brand, and Mr. Guez is the sole manager.  The license agreement was signed in May 2004 and expires on December 31, 2015.  No royalties were paid or payable for the year ended December 31, 2007, as Taverniti Holdings, LLC waived royalties for that year.  Royalties paid or payable for the year ended December 31, 2006 were $1,053,263, of which total $98,000 was forgiven during 2007 and was credited to Additional Paid in Capital.  We are also currently in negotiations with our majority stockholder to sell to us his interest in the trademarks Yanuk and Taverniti So Jeans.

We use a factor, FTC Commercial Corp., for working capital and credit administration purposes.  Under the various factoring agreements entered into separately by our company, Antik and Taverniti, the factor purchases all the trade accounts receivable assigned by us and assumes all credit risk with respect to those accounts approved by it.

The factor agreements provide that we can obtain an amount up to 90% of the value of our purchased customer invoices, less a reserve of 10% of unpaid accounts purchased and 100% of all accounts that are disputed.  The factor agreements provide for the automatic renewal of the agreements  The factor also makes available to all three companies a combined line of credit up to the lesser of $2.4 million and 50% of the value of eligible raw materials and finished goods.  As of December 31, 2007, advances under this line of credit were $12.6 million, of which we drew down $2.4 of this credit line against inventory, $4.3 million against accounts receivable and $5.9 million against personal guarantees of Paul Guez, our Chairman and majority stockholder, and the living trust of Paul and Elizabeth Guez.  We have pledged to the factor an anticipated income tax refund of approximately $1,400,000 and purchase orders in the amount of approximately $2,500,000, and have agreed to make monthly payments of $250,000 to reduce amounts outstanding under our factor agreements.

As of December 31, 2007, the factor held $2,067,997 of accounts receivable purchased from us on a without recourse basis and has made advances to us of $1,800,000 against those receivables, resulting in a net balance amount Due from Factor of $94,194, net of reserves of $173,803, as of December 31, 2007.  We have accounted for the sale of receivables to the factor in accordance with SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

As of December 31, 2007, the factor also held as collateral $2,191,841 of accounts receivable that were subject to recourse, against which we have provided reserves of $523,343 and as of December 31, 2007, we received advances totaling $12,582,129 against such receivables, eligible inventory, intangibles, and on the personal guarantee of Mr. Paul Guez our Chairman and majority stockholder, and the living trust of Paul and Elizabeth Guez.  We have included the $1,668,498 in accounts receivable, and have reflected the $12,582,129 as short term borrowings on the accompanying balance sheet.  The factor commission against such receivables is 0.4% and interest is charged at the rate of 1% over the factor’s prime lending rate per annum.

The factor commission on receivables purchased on a without recourse basis is 0.75% if the aggregate amount of approved invoices is below $10 million per annum, 0.70% if between $10 million and $20 million and 0.65% if between $20 million and $30 million.  We are contingently liable to the factor for merchandise disputes, customer claims and the like on receivables sold to the factor. To the extent that we draw funds prior to the deemed collection date of the accounts receivable sold to the factor, interest is charged at the rate of 1% over the factor’s prime lending rate per annum. Factor advances are collateralized by the non-factored accounts receivable, inventories and the personal guarantees of Paul Guez, our Chairman and majority stockholder, and the living trust of Paul and Elizabeth Guez (see note 6).

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

Accounts Receivable - Allowance for Returns, Discounts and Bad Debts

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

Recent Accounting Pronouncements and Developments

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities * Including an amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings.  Such accounting is optional and is generally to be applied instrument by instrument.

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

Off-Balance Sheet Arrangements

Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable.  The Company sells certain of its trade accounts receivable to a factor and is contingently liable to the factor for merchandise disputes and other customer claims.

As of December 31, 2007, the factor holds $2,007,947 of accounts receivable purchased from us on a without recourse basis and has made advances to us of $1,800,000 against those receivables, resulting in a net balance amount Due from Factor of $94,194 net of reserves of $173,803, as of December 31, 2007.  The Company has accounted for the sale of receivables to the factor in accordance with SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Blue Holdings, Inc.
Commerce, California

We have audited the consolidated balance sheets of Blue Holdings, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blue Holdings, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Weinberg & Company, P.A.
Weinberg & Company, P.A.

Los Angeles, California
April 8, 2008

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Proforma
ASSETS	December 31,	December 31,	December 31,
	2007	2007	2006
	(Unaudited)
	Note 15
Current assets:
Cash	$3,394,842	$74,842	$109,031
Due from factor, net of reserves of $173,803 and $178,801, respectively		94,194	1,366,588
Accounts receivable, net of reserves of $1,138,664 and $901,941 respectively:
- Purchased by factor with recourse		1,668,498	7,662,198
- Others		548,548	19,312
Inventories, net of reserves of $0 and $1,742,893 respectively		9,328,581	5,394,006
Due from related parties		331,257	-
Income taxes receivable		28,047	2,030,919
Deferred income taxes		978,217	2,488,082
Prepaid expenses and other current assets	1,450,390	1,283,990	396,810
Total current assets	17,822,574	14,336,174	19,466,946

Deferred income taxes		1,765,719	-
Property and equipment, less accumulated depreciation		1,771,868	1,611,171
Total assets	$21,360,161	$17,873,761	$21,078,117

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank overdraft		$75,764	$266,788
Accounts payable		2,577,454	2,820,024
Short-term borrowings		12,582,129	10,026,814
Due to related parties		-	710,153
Advances from majority shareholder		-	1,876,991
Current portion of liability for unrecognized tax benefits		48,100	-
Current portion of convertible debt	$696,667
Accrued expenses and other current liabilities		1,620,954	2,133,932
Total current liabilities	17,601,068	16,904,401	17,834,702

Non-current portion of liability for unrecognized tax benefits		286,337	-
Non-current portion of convertible debt	794,133
Total liabilities	18,681,538	17,190,738	17,834,702

Stockholders' equity:
Preferred stock $0.001 stated value, 5,000,000 shares authorized, 1,000,000Series A convertible shares issued with 6% cumulative dividend of the designated purchase price and initial conversion price of $0.7347		1,000
Common stock $0.001 par value, 75,000,000 shares authorized, 26,232,200 and 26,232,200 and 26,057,200 shares issued and outstanding, respectively	27,982	26,232	26,057
Additional paid-in capital	10,053,498	8,059,648	4,964,091
Accumulated deficit		(7,403,857)	(1,746,733)
Total stockholders' equity	2,678,623	683,023	3,243,415
Total liabilities and stockholders' equity	21,360,161	$17,873,761	$21,078,117

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Net sales	$33,756,184	$48,996,375

Cost of goods sold	22,137,143	35,921,394

Gross profit	11,619,041	13,074,981

Selling, distribution & administrative expenses	15,562,030	17,082,936

Loss before other expenses and provision for income taxes	(3,942,989)	(4,007,955)

Other expenses:

Interest expense	1,639,222	993,814

Expenses relating to acquisition of Long Rap, Inc.	-	437,010

Total other expenses	1,639,222	1,430,824

Loss before provision for income taxes	(5,582,211)	(5,438,779)

Provision (benefit) for income taxes	22,448	(678,270)

Net loss	$(5,604,659)	$(4,760,509)

Loss per common share, basic and diluted	$(0.21)	$(0.18)

Weighted average shares outstanding, basic and diluted	26,173,867	26,057,200

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

	Preferred Shares Issued		Common Shares Issued		Additional
		Par Value		Par Value	Paid In	Accumulated
	Number	0.001	Number	0.001	Capital	Deficit	Total

Balance, January 1, 2006	-	-	26,057,200	$26,057	$4,996,752	$3,013,776	$8,036,585

Fair value of vested stock options	-	-	-	-	200,684	-	200,684

Finalization of deferred tax benefit arising from combination with Taverniti	-	-	-	-	(233,345)	-	(233,345)

Net loss for the year	-	-	-	-	-	(4,760,509)	(4,760,509)

Balance, January 1, 2007	-	-	26,057,200	$26,057	$4,964,091	$(1,746,733)	$3,243,415

Fair value of vested stock options	-	-	-	-	337,050	-	337,050

Cumulative effect of adoption of FIN 48	-	-	-	-	-	(52,465)	(52,465)

Foregiveness of debt from majority stockholder	-	-	-	-	98,000	-	98,000

Shares issued for services	-	-	175,000	175	104,825	-	105,000

Preferred shares issued upon conversion of debt	1,000,000	$1,000	-	-	2,555,682	-	2,556,682

Net loss for the year	-	-	-	-	-	(5,604,659)	(5,604,659)

Balance, December 31, 2007	1,000,000	$1,000	26,232,200	$26,232	$8,059,648	$(7,403,857)	$683,023

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(5,604,659)	$(4,760,509)
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	460,544	219,220
Fair value of vested stock options	337,050	200,684
Changes in assets and liabilities:
Accounts receivable	5,464,464	(3,391,843)
Due from factor	1,272,394	(673,114)
Income taxes receivable	2,002,872	(2,030,919)
Inventories	(3,934,575)	4,531,156
Due to related parties	(612,153)	337,842
Due from related parties	(331,257)	15,974
Deferred income taxes	26,118	(557,718)
Prepaid expenses and other current assets	(782,179)	(44,891)
Income tax payable	-	(650,468)
Bank overdraft	(191,024)	(349,232)
Accounts payable	(242,571)	(91,574)
Due to customers	-	605,578
Other current liabilities	(512,978)	929,188
Net cash used in operating activities	(2,647,954)	(5,710,626)

Cash flows from investing activities:
Purchase of equipment	(621,241)	(1,631,464)
Net cash used in investing activities	(621,241)	(1,631,464)

Cash flows from financing activities:
Short-term borrowings	2,555,315	5,442,878
Advances from majority shareholder	679,691	1,780,116
Net cash provided by financing activities	3,235,006	7,222,994

Net decrease in cash	(34,189)	(119,096)
Cash at beginning of period	109,031	228,127
Cash at end of period	$74,842	$109,031

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,639,222	$993,814

Cash paid for income tax	$-	$2,551,605

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Cumulative effect of adoption of FIN 48	$52,465	$-

Increase in prepaid for fair value of stock issued under co-branding agreement	$105,000	$-

Forgiveness of debt from majority stockholder	$98,000	$-

Deferred tax asset realized from the combination of Taverniti	$-	$233,345

Issuance of preferred shares to majority shareholder in satisfaction of advances from majority shareholder	$2,556,682	$-

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

NOTE 1 – BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

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

As such, immediately following the closing and upon the conversion of the Preferred Shares, the Antik members and Elizabeth Guez, our former Chief Operating Officer and wife of Paul Guez, owned approximately 95.8% of the total issued and outstanding common stock of Blue Holdings on a fully-diluted basis.  Following completion of the exchange transaction, Antik became a wholly-owned subsidiary of Blue Holdings.  The acquisition was accounted for as a reverse merger (recapitalization) in the accompanying financial statements with Antik deemed to be the accounting acquirer, and Blue Holdings deemed to be the legal acquirer. As such the financial statements herein include those of Antik since September 13, 2004 (the date of its inception).  All assets and liabilities of Marine Jet Technology Corp. were assumed by the major stockholder of Blue Holdings, Inc. prior to the exchange transaction and were inconsequential to the merged companies.

On June 7, 2005, Marine Jet Technology Corp. changed its name to Blue Holdings, Inc., and increased its authorized number of shares of common stock to 75,000,000.  On October 31, 2005, the Company entered into an exchange agreement with Taverniti So Jeans, LLC, a California limited liability company (“Taverniti”), and the members of Taverniti (the “Taverniti Members”).  Under the exchange agreement, the Company acquired all of the outstanding membership interests of Taverniti (the “Taverniti Interests”) from the Taverniti Members, and the Taverniti Members contributed all of their Taverniti Interests to the Company.  In exchange, the Company issued to the Taverniti Members, on a pro rata basis, an aggregate of 500,000 shares of the Common Stock, par value $0.001 per share, of the Company, and paid to the Taverniti Members, on a pro rata basis, an aggregate of Seven Hundred Fifty Thousand Dollars ($750,000).  At the closing of the exchange transaction, Taverniti became a wholly-owned subsidiary of the Company.  Paul Guez, the Company’s Chairman, Chief Executive Officer, President and majority stockholder, was and remains the sole manager and was a member of Taverniti.  Elizabeth Guez, Paul Guez’s spouse and the Company’s former Chief Operating Officer, was a member of Taverniti.  Two other members of Mr. and Mrs. Guez’s family, including Gregory Abbou, the former President of Taverniti, were the remaining members of Taverniti. The transaction has been accounted for as a combination of entities under common control. As such, the consolidated financial statements herein have been presented to include the operations of Taverniti since September 13, 2004, the date of its inception, and the $750,000 payment was considered as a deemed distribution to the members of Taverniti upon the closing of the combination.

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

(b)           Nature of Operations:

The Company operates exclusively in the wholesale apparel industry. The Company designs, develops, markets and distributes high fashion jeans and accessories under the brand names Antik Denim, Yanuk, Faith Connexion, and Taverniti So Jeans.  The Company’s products currently include jeans, jackets, belts, purses and T-shirts.  The Company currently sells its products in the United States, Canada, Japan and the European Union directly to department stores and boutiques and through distribution arrangements in certain foreign jurisdictions.  The Company is headquartered in Commerce, California and maintains showrooms in New York and Los Angeles. The Company opened a retail store in Los Angeles during August 2005 and another store in San Francisco in July 2006. The retail operations are not yet significant to the consolidated operations.

(c)           Liquidity

The Company has suffered losses from its operations during 2006 and 2007, and has an accumulated deficit of approximately $7,400,000 at December 31, 2007.  Additionally, as of December 31, 2007, the Company had a working capital deficiency of approximately $2,600,000.  However, the Company believes it currently has adequate resources to fund its anticipated cash needs through 2008.  However, an adverse business development could require the Company to raise additional financing sooner than anticipated.

The Company’s primary source of liquidity is expected to be cash flow generated from operations, cash and cash equivalents currently on hand, and working capital attainable through both its factor and its majority stockholder.  The Company has already in 2008 sought to, and may continue to seek to, finance future capital needs through various means and channels, such as issuance of long-term debt or sale of equity securities.

On March 5, 2008, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an institutional investor pursuant to which it issued an aggregate of $2.0 million of thirty-month senior secured convertible notes, and five-year warrants to purchase an aggregate of 875,000 shares, to the investor (see Note 15).  In conjunction with the issuance of the senior secured convertible notes discussed above, the Company’s majority stockholder converted $1.4 million of net advances made to the Company, subsequent to December 31, 2007, into 1,750,000 shares of the Company’s common stock.  The conversion price was $0.80 per share, which represented the market price on the date of conversion (see Note 15).

From time to time, the Company’s majority stockholder, Mr. Paul Guez, made advances to it to support its working capital needs.  These advances were non-interest bearing.  On July 1, 2006, Mr. Guez converted the advances to a line of credit in an agreement with the Company.  The line of credit allows the Company to borrow from him up to a maximum of $3 million at an annual interest rate of 6%.  The Company may repay the advances in full or in part at any time until the credit line expires.  The Company has agreed with Mr. Guez to extend the expiration date of the credit line to December 31, 2008.  As of December 31, 2007, the balance of these advances was $0.

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues.  On an ongoing basis, we evaluate estimates, including those related to returns, discounts, bad debts, inventories, intangible assets, income taxes, stock compensation, contingencies and litigation. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

(d)           Advertising:

Advertising costs are expensed as of the first date the advertisements take place.  Advertising expenses included in selling, general and administrative expenses in the accompanying statements of operations amounted to approximately $385,000 and $561,000 in 2007 and 2006, respectively.

(e)           Shipping and Handling Costs:

Freight charges are included in selling, distribution and administrative expenses in the statement of operations and were approximately $631,000 and $630,000 for 2007 and 2006, respectively.

(f)           Property and Equipment:

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

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

(g)           Impairment of Long-Lived Assets and Intangibles:

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no indicators of impairment of long lived assets or intangibles based upon management’s assessment at December 31, 2007 or 2006.

(h)           Concentration of Credit Risk:

Financial instruments, which potentially expose us to concentration of credit risk, consist primarily of cash, trade accounts receivable, and amounts due from our factor.  Concentration of credit risk with respect to trade accounts receivable at December 31, 2007 and 2006 is limited due to the number of customers comprising the Company’s customer base and their dispersion throughout the United States and abroad. The Company extends unsecured credit to its customers in the normal course of business.

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000.  The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit.  In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions.

The Company’s products are primarily sold to department stores and specialty retail stores. The Company may at times sell its excess inventories to off price discounters. These customers can be significantly affected by changes in economic, competitive or other factors.  The Company makes substantial sales to a relatively few, large customers.  In order to minimize the risk of loss, the Company assigns certain amount of domestic accounts receivable to a factor without recourse or requires letters of credit from its customers prior to the shipment of goods.  For non-factored receivables, account-monitoring procedures are utilized to minimize the risk of loss.  Collateral is generally not required.

(i)           Major Customers:

During 2007 no single customer accounted for more than 10% of the Company’s total sales. International sales accounted for approximately 18% of total sales for the year, including Japan which accounted for 10% of total sales. As of December 31, 2007, three customers accounted for 15%, 13% and 11% of total accounts receivable.

During 2006 two customers accounted for more than 10% of the Company’s sales. Sales to those customers were 16% and 12%, respectively.  International sales accounted for approximately 23% of the Company’s sales during year ended December 31, 2006, including Japan which accounted for 14% of our total sales.  As of December 31, 2006, one customer accounted for 42% of total accounts receivable.

(j)           Major Suppliers:

We purchase fabric, thread and other raw materials from various industry suppliers within the United States and abroad.  We do not currently have any long-term agreements in place for such raw materials, which are available from a large number of suppliers worldwide.  During 2007 two suppliers, individually, accounted for more than 10% of total purchases.  Purchases from these suppliers totaled 20% and 11%, respectively.  As of December 31, 2007 and 2006 accounts payable to these two suppliers totaled $500,758 and $213,410, respectively.

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

During 2006 one supplier accounted for more than 10% of our purchases. Purchases from that supplier were 10% and the amount due to that supplier was $144,842 as of December 31, 2006.

(k)           Merchandise Risk:

The Company’s success is largely dependent upon its ability to gauge the fashion tastes of its targeted consumers and provide merchandise that satisfies consumer demand.  Any inability to provide appropriate merchandise in sufficient quantities in a timely manner could have a material adverse effect on the Company’s business, operating results and financial condition.

(l)            Accounts Receivable - Allowance for Returns, Discounts and Bad Debts:

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

(m)           Cash and Bank Overdraft:

Bank overdrafts of $75,764 and $266,788 as of December 31, 2007 and 2006, respectively, were comprised of issued but unpresented checks, and were offset by cash at bank of $74,842 and $109,031, respectively.

(n)            Income Tax:

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

(o)            Stock-Based Compensation:

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

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF No. 00-18: “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

(p)           Earnings (Loss) Per Share

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

Options to purchase 1,084,500 and 335,500 shares of common stock were outstanding during the years ended December 31, 2007 and 2006 but were not included in the computation of diluted earnings per share for these periods because the Company incurred a loss during those periods, and their effect would be anti-dilutive.

(q)           Fair Value of Financial Instruments:

The carrying amounts of cash, due from factor, accounts receivable,  accounts payable, due to (from) related parties, income-tax payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these items. The carrying amounts of short-term borrowings and amounts due majority stockholder approximate fair value, because the related effective rates on those advances approximate rates currently available to the Company.

(r)           Off-Balance Sheet Risk:

Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable.  As described in Note 3, the Company sells certain of its trade accounts receivable to a factor and is contingently liable to the factor for merchandise disputes and other customer claims.  As of December 31, 2007, the factor holds $2,067,997 of accounts receivable purchased from us on a without recourse basis and has made advances to us of $1,800,000 against those receivables, resulting in a net balance Due from Factor of $94,194, net of reserves of $173,803.  As of December 31, 2006, the factor held $3,467,752 of accounts receivable purchased from us on a without recourse basis and has made advances to us of $1,922,363 against those receivables, resulting in a net balance amount Due from Factor of $1,366,588 net of reserves of $178,801.

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

(s)           Retail Sales:

During the years ended December 31, 2007 and 2006, retail store sales were $859,694 and $663,700, respectively.

(t)           Recent Accounting Pronouncements

References to the “FASB”, “SFAS” and “SAB” herein refer to the “Financial Accounting Standards Board”, “Statement of Financial Accounting Standards”, and the “SEC Staff Accounting Bulletin”, respectively.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities * Including an amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings.  Such accounting is optional and is generally to be applied instrument by instrument.

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business.  Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.  SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.  SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated.  SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements.  The presentation and disclosure requirements are applied retrospectively for all periods presented.

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

NOTE 3 – DUE FROM FACTOR

The Company uses a factor for working capital and credit administration purposes.  Under the various factoring agreements entered into separately by Blue Holdings, Antik Denim, LLC and Taverniti So Jeans, LLC, the factor purchases all the trade accounts receivable assigned by the Company and its subsidiaries and assumes all credit risk with respect to those accounts approved by it.

The factor agreements provide that the Company can borrow up to 90% of the value of uncollected customer invoices, less a reserve 100% of all such accounts disputed by customers.  The factor agreements renew automatically, subject to 120 days’ termination notice from any party. The factor also makes available to a combined line of credit up to the lesser of $2.4 million  and 50% of the value of eligible raw materials and finished goods. As of December 31, 2007, borrowings under this line of credit were $12.6 million of which, the Company drew down $2.4 million of this credit line against inventory, $4.3 million against accounts receivable and $5.9 million against personal guarantees of Paul Guez, our Chairman and majority stockholder, and the living trust of Paul and Elizabeth Guez.  The Company has also pledged to the factor an anticipated income tax refund of approximately $1,200,000 and approximately $2,500,000 in purchase orders, and has agreed to make monthly payments of $250,000 to reduce amounts outstanding under the factor agreements.

As of December 31, 2007, the factor holds $2,067,997 of accounts receivable purchased from us on a without recourse basis and has made advances to us of $1,800,000 against those receivables, resulting in a net balance Due from Factor of $94,194, net of $173,803 of reserves. The Company has accounted for the sale of receivables to the factor in accordance with SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  Also, as of December 31, 2007, the factor held as collateral $2,191,841 of accounts receivable that were subject to recourse, against which the Company has provided reserves of $523,343. As of December 31, 2007, the Company had received advances totaling $12,582,129 against such receivables, eligible inventory, and on the personal guarantee of the Company’s majority stockholder. The Company has included the net amount of $1,668,498 in accounts receivable, and has reflected the $12,582,129 as short term borrowings on the accompanying balance sheet.

As of December 31, 2006, the factor held $3,467,752 of accounts receivable purchased from us on a without recourse basis and has made advances to us of $1,922,363 against those receivables, resulting in a net balance amount Due from Factor of $1,366,588 net of reserves of $178,801 as of December 31, 2006.  As of December 31, 2006, the factor also held as collateral $8,525,421 of accounts receivable that were subject to recourse, against which the Company has provided reserves of $863,223 and as of December 31, 2006, the Company received advances totaling $10,026,814 against such receivables and against eligible inventory. The Company has included the $7,662,198 in accounts receivable, and has reflected the $10,026,814 as short term borrowings on the accompanying balance sheet.

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

The factor commission on receivables purchased on a without recourse basis is 0.75% if the aggregate amount of approved invoices is below $10 million per annum  0.70% if between $10 million and $20 million and 0.65% if between $20 million and $30 million. The Company is contingently liable to the factor for merchandise disputes, customer claims and the like on receivables sold to the factor. To the extent that the Company draws funds prior to the deemed collection date of the accounts receivable sold to the factor, interest is charged at the rate of 1% over the factor’s prime lending rate per annum, which was 7.5% as of December 31, 2007.  Factor advances are collateralized by the non-factored accounts receivable, inventories and the personal guarantees of Paul Guez, our Chairman and majority stockholder, and the living trust of Paul and Elizabeth Guez (see note 6).

NOTE 4 - INVENTORIES

Inventories at December 31, 2007 and December 31, 2006 are summarized as follows:

	2007	2006

Raw Materials	$2,717,085	$3,583,019
Work-in-Process	962,781	991,775
Finished Goods	3,450,454	2,562,105
Finished Goods - Held for Sale for customer	2,198,261	-
	9,328,581	7,136,899

Less: Inventory valuation allowance	-	(1,742,893)
TOTAL	$9,328,581	$5,394,006

During 2006 the Company provided a general reserve for significant components of its finished goods and raw material inventory.  During 2007 the Company reviewed the specific components of its inventory and applied such reserves to specific items that were marked down to their net realizable value.  The Finished Goods – Held for Sale for customer relate to inventory segregated at year end for one customer on a bill and hold transaction that does not qualify for sales treatment until a future period.

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and December 31, 2006 are summarized as follows:

	2007	2006

Furniture	$33,317	$14,294
Leasehold Improvements	1,312,498	1,219,094
Computer Equipment	1,125,365	616,551
	2,471,180	1,849,939
Less: Accumulated depreciation and amortization	(699,312)	(238,768)
	$1,771,868	$1,611,171

Depreciation expense totaled $460,544 and $219,220 and the years ended December 31, 2007 and 2006, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company purchased fabric at cost from Blue Concept, LLC, an entity which is owned by Paul Guez, the Company’s Chairman, for $0 and $294,925, respectively, during the years ended December 31, 2007 and 2006.  On January 1, 2006, the Company leased its facility at Commerce, California from Azteca Production International Inc., as a sub-tenant and is paying it $19,030 per month. Azteca is a company that is co-owned by Paul Guez. Rent expense includes $228,360 and $249,180 for payment under this lease for the years ended December 31, 2007 and 2006, respectively.

On July 5, 2005 the Company entered into a ten-year license agreement with Yanuk Jeans, LLC, an entity that is solely owned by Paul Guez.  Under the terms of the agreement, the Company became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of the Yanuk brand products to the wholesale and retail trade. The Company pays to Yanuk Jeans, LLC a royalty of six percent of all net sales of the licensed products and a guaranteed minimum royalty on an annual basis. Yanuk has agreed to waive such royalties for the years ending 2007 and 2008. Additionally, during the term of the license agreement, the Company has the option to purchase from Yanuk Jeans, LLC the property licensed under the agreement. Related royalties paid and payable for the years ended December 31, 2007 and 2006 were $0 and $277,139, respectively.

On October 6, 2005, the Company entered into a five-year license agreement with Yanuk Jeans, LLC. Under the terms of the agreement, the Company became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of Yanuk Jeans, LLC’s U brand products to the wholesale and retail trade. The Company pays to Yanuk Jeans, LLC a royalty of five percent of all net sales of the licensed products and shall pay a guaranteed minimum royalty on an annual basis.  In addition, during the term of the license agreement, the Company has the option to purchase from Yanuk Jeans, LLC the property licensed under the agreement. No royalties were paid or payable to Yanuk Jeans, LLC for the U brand products for the years ended December 31, 2007 or 2006.

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

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

Taverniti is the exclusive licensee for the design, development, manufacture, sale, marketing and distribution of the Taverniti So Jeans trademark in the denim and knit sports wear categories for men and women.  It is paying royalties to Taverniti Holdings, LLC in the ranges of 5-8 percent depending on the net sales of the licensed products pursuant to a license agreement with Taverniti Holdings, LLC.  Taverniti Holdings, LLC is jointly owned by Paul Guez (60%) and Jimmy Taverniti (40%), the designer of the products for the brand, and Mr. Guez is the sole manager.  The license agreement was signed in May 2004 and expires on December 31, 2015.  No royalties were paid or payable for the year ended December 31, 2007, royalties for that year having been waived by Licensor.  Royalties paid or payable for the year ended December 31, 2006 were $1,053,263, of which total $98,000 was forgiven during 2007 and was credited to Additional Paid in Capital.

NOTE 7 – DUE FROM/TO RELATED PARTIES

The related parties are the Company’s majority stockholder (who is also the Company’s Chairman) and limited liability companies that are either owned or co-owned by the majority stockholder.  These amounts are all unsecured and non-interest bearing.  All non-trade related advances from related parties have been repaid as of December 31, 2007.  Trade-related outstanding items follow regular payment terms as invoiced. As of December 31, 2007 and December 31, 2006, total trade-related items due to related parties amounted to $103,222 and $710,153, respectively.  As of December 31, 2007, total trade-related items due from related parties amounted to $331,257.

From time to time, the Company’s majority stockholder, Mr. Paul Guez, made advances to the Company to support its working capital needs. These advances were non-interest bearing and unsecured, with no formal terms of repayment. On July 1, 2006, Mr. Guez converted the advances to a line of credit in an agreement with the Company. The line of credit allows the Company to borrow from him up to a maximum of $3 million at an interest rate of 6% per annum. The Company may repay the advances in full or in part at any time until the credit line expires and repayment is required, on December 31, 2008.  On November 13, 2007 the Company issued convertible preferred shares valued at $2,556,682 to Mr. Guez in satisfaction of $2,556,682 of these advances (see Note 11). As of December 31, 2007 and 2006 the balance of these advances was $0 and $1,876,991, respectively, and accrued interest thereon was $0 and $68,190. Interest expense of $108,087 and $68,190, respectively, relates to advances made against this facility during the years ended December 31, 2007 and 2006.

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

NOTE 8 – ABANDONED ACQUISITION OF LONG RAP, INC.

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

NOTE 9 – INCOME TAX

The Company accounts for income taxes and the related accounts under the liability method.  Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

The Company’s provision (benefit) for income taxes was $22,448 for the year ended December 31, 2007, compared to $(678,270) for the same period of the prior year.

The provision for income taxes consists of the following for the years ended December 31:

	2007	2006
Current
Federal	$4,371	$(160,360)
State	18,077	39,808

Deferred
Federal	(417,989)	(387,312)
State	417,989	(170,406)
Provision for income tax expense	$22,448	$(678,270)

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows for the years ended December 31:

	2007	2006
Statutory federal rate	34.0%	(34.0)%
State taxes, net of federal benefit	6.5	(5.6)
Change in valuation allowance	(39.0)	25.4
Permanent differences	(0.9)	.4
Unrecognized tax benefits	(0.3)	-
Other	.1	1.3
Effective tax rate	(0.4)%	(12.5)%

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at December 31 are as follows:

	2007	2006
Deferred tax asset:
Current:
Allowance for doubtful accounts	$460,814	$362,920
State taxes	6,185	4,510
Reserve for chargebacks	70,337	71,945
Inventory adjustment	279,258	2,037,662
Net Operating Loss Carryovers	1,420,000	11,045
Other	27,559	-
Net current deferred tax assets	$2,264,153	$2,488,082

Non-current
Taverniti combination goodwill	1,246,976	1,336,440
Other	438,532	43,735
State taxes	18,411	-
Net Operating Loss Carryovers	2,382,959	-
Net non-current defered tax assets	$4,086,878	$1,380,175

Valuation allowance	$(3,607,095)	$(1,380,175)

Net deferred tax asset	$2,743,936	$2,488,082

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2003.  The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax return for 2005 in the first quarter of 2007 that is anticipated to be completed early in 2008.

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

Balance at January 1, 2007	$(310,458)
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	(23,979)
Reductions for tax positions of prior years	-
Settlements	-
Balance	$(334,437)

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

Included in the balance at December 31, 2007 are $266,930 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  During the year ended December 31, 2007, the Company recognized in income tax expense $23,979 for interest and penalties.  The Company included in its balance for unrecognized tax benefits at December 31, 2007 $85,468 for the payment of interest and penalties.

The Company expects to file a federal carryback claim with its 2007 tax return for approximately $1.4 million of taxes paid with previous filings, with it expects to collect in 2008.

NOTE 10 – STOCK OPTIONS

Under the Company’s 2005 Stock Incentive Plan (the “Company Plan”), the Company may grant qualified and nonqualified stock options and stock purchase rights to selected employees.  The Company reserved 2,500,000 shares of common stock for issuance under the Company Plan.

At December 31, 2007 and 2006, options outstanding are as follows:

	Number of options	Weighted average exercise price

Balance at December 31, 2005	427,000	$7.18
Granted	270,000	$5.20
Exercised	-	-
Cancelled	(361,500)	$5.20
Balance at December 31, 2006	335,500	$5.75
Granted	925,000	$1.59
Exercised	-	-
Cancelled	(176,000)	$5.53
Balance at December 31, 2007	1,084,500	$2.24

Additional information regarding options outstanding as of December 31, 2007 is as follows:

	Options outstanding				Options exercisable
	Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

	$8.10	32,000	7.58	$8.10	22,000	$8.10
	$5.30	43,500	8.00	$5.30	33,500	$5.30
	$5.20	84,000	8.92	$5.20	25,500	$5.20
	$1.98	300,000	9.42	$1.98	100,000	$1.98
	$1.40	625,000	9.58	$1.40	125,000	$1.40

Total	$1.40 - $8.10	1,084,500	9.36	$2.21	306,000	$2.81

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

The total stock based compensation expense for the years ended December 31, 2007 and 2006 was $337,050 and $200,684, respectively. The aggregate intrinsic value of outstanding shares at December 31, 2007 was $-0- as the exercise price of all vested shares exceeded the market price as of that date. As of December 31, 2007, the unamortized value of these option awards was $475,476 which will be amortized as stock based compensation cost over the average of approximately three years as the options vest. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2007 and 2006:

	2007	2006
Dividend yield	—	—
Risk-free interest rate	4.50%	4.50%
Expected volatility	48.20%	46.01%
Expected life of options	6 years	5 years

NOTE 11 – PREFERRED STOCK

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

Subsequent to the transaction, and in connection with the Company’s application for additional listing of the shares of common stock underlying the Series A Preferred, the Company was advised orally by NASDAQ Listing Qualifications that the terms of the Series A Preferred did not comply with specified NASDAQ Marketplace Rules relating to stockholder approval and voting rights.

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

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

The additional terms of the New Series A Preferred are as follows:

•
The shares of New Series A Preferred accrue cumulative dividends at the annual rate of 6% of the purchase price in preference to the common stock, and are payable when, as and if declared by the Board;

•
Upon the liquidation or dissolution of the Company, or any merger or sale of all or substantially all of the assets, the shares of New Series A Preferred are entitled to receive, prior to any distribution to the holders of common stock, 100% of the purchase price plus all accrued but unpaid dividends;

•
The New Series A Preferred plus all declared but unpaid dividends thereon automatically will be converted into common stock, at the then applicable conversion rate, upon the affirmative vote of 50% of the outstanding shares of New Series A Preferred;

•
Each share of New Series A Preferred will carry a number of votes equal to the number of shares of common stock then issuable upon its conversion into common stock. The New Series A Preferred generally will vote together with the common stock and not as a separate class, except as provided below;

•
Consent of the holders of the outstanding New Series A Preferred will be required in order for the Company to: (i) amend or change the rights, preferences, privileges or powers of, or the restrictions provided for the benefit of, the New Series A Preferred; (ii) authorize, create or issue shares of any class of stock having rights, preferences, privileges or powers superior to the New Series A Preferred; (iii) reclassify any outstanding shares into shares having rights, preferences, privileges or powers superior to the New Series A Preferred; or (iv) amend the Company’s Articles of Incorporation or Bylaws in a manner that adversely affects the rights of the New Series A Preferred; and

•
Holders of New Series A Preferred will be entitled to unlimited “piggyback” registration rights on registrations by the Company, subject to pro rata cutback at any underwriter’s discretion. The registration rights may be transferred to a transferee who acquires all of the New Series A Preferred.

NOTE 12 – CO-BRANDING AGREEMENT

On May 11, 2007, the Company entered into a Letter of Intent with William Adams, aka will.i.am, of the Black Eyed Peas, pursuant to which the parties agreed to, within 30 days of the date of execution, enter into (i) a co-branding agreement for the creation of a collection of premium denim and denim-related apparel under the name “i.am Antik” or such other similar name upon which the parties shall agree, and (ii) a joint venture agreement pursuant to which the parties will design, develop, market, manufacture and distribute apparel products bearing the “I.Am” trademark subject to a license agreement. The term of each of the co-branding agreement and the joint venture agreement shall be for five years, with the first year commencing on the execution of the Letter of Intent and ending on the last day of February 2008, and each year thereafter commencing on March 1 and ending on the last day of February. Prior to their entry into the Letter of Intent, the parties had no material relationship with each other. The Letter of Intent was effective May 11, 2007 and was approved and certified by the stockholders of the Company on June 21, 2007.

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

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

Mr. Adams is permitted to terminate the co-branding agreement and/or joint venture agreement in the event that the Company is delisted from the NASDAQ Capital Market, a final and binding legal determination is made by a body with appropriate jurisdiction that the Company has failed to comply with the rules and regulations promulgated by the Securities and Exchange Commission, or the joint venture’s failure to launch an “I.Am” collection within 12 months from the date of execution of the definitive joint venture agreement.  The Company is currently involved in discussions with Mr. Adams regarding a mutual termination of the arrangement.

The Company determined that since the shares contain performance requirements and specific services to be performed, and the shares would be returned if such services were not preformed, it is appropriate to recognize as expense the value of the issued shares that are earned each month.  As such, the Company determined that the 175,000 shares that were issued in May 2007 were valued at $ $108,356 and will be amortized as earned over a one year period. The shares earned will be valued at the end of each month based on the fair value of those shares in accordance with EITF 96-18. Amortization of the value of the shares issued resulted in the recognition of compensation expense during the year ended December 31, 2007 of $58,948.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

License agreements:

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

On January 12, 2007, the Company entered into a License Agreement with Faith Connexion S.A.R.L., a company formed under the laws of France (“Faith”). Pursuant to the License Agreement, Faith granted an exclusive right and license to use the Faith Connexion trademark for the manufacture, marketing, promotion, sale, distribution and other exploitation of men’s and women’s hoodies, t-shirts, sweatshirts, sweatpants and hats in North America (including Canada), South America, Japan and Korea. Compensation for use of the Faith Connexion trademark will consist of a royalty calculated as 9% of the Company’s net sales arising from products bearing the Faith Connexion trademark in the first two years, and 9.5% of net sales in year three. The License Agreement has a term of three years as follows: the first year is comprised of 18 months, year two is comprised of the next six months, and year three is comprised of the following 12 months. Per the agreement, the Company has agreed to a guarantee payment of royalties on identified minimum net sales amounts ranging from $3.5 to $10 million over each of the three years (equal to minimum royalties of $450,000, $315,000, and $950,000, in each of years one (first eighteen months), two (next 6 months) and three (next twelve months), respectively, and to spend at least 3% of actual net sales amounts on marketing and advertising the Faith Connexion trademarked products in the territory. During the year ended December 31, 2007, the Company recorded royalty expense of $300,000.

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

On April 27, 2007, Antik Denim, LLC (“Antik”), a California limited liability company and our wholly-owned subsidiary, executed a License Agreement (the “Mercier License Agreement”) dated to be effective as of April 18, 2007, by and between Antik and Mercier SARL, a company formed under the laws of France (“Mercier”).   Pursuant to terms of the Mercier License Agreement, Antik granted an exclusive right and license to use the Antik Denim trademark for the manufacture, marketing, promotion, sale, distribution and other exploitation of denim and sportswear apparel in Europe.  Compensation for use of the Antik Denim trademark will consist of a royalty calculated as 10% of Mercier’s net sales arising from products bearing the Antik Denim trademark.  The Mercier License Agreement has an initial term of twenty (20) months, and includes four (4) one (1)-year extension options available to Mercier to the extent it achieves specified minimum net sales.  Mercier has agreed to guarantee payment of royalties on an identified minimum net sales amount of $2.5 million during the initial twenty (20) month term, and on identified minimum net sales amounts ranging from $2.5 million to $10 million over the eligible extension terms.  In connection with these minimum net sales, the Mercier License Agreement provides for an upfront minimum guarantee advance of $250,000 which has been received by the Company and of which $150,000 is recorded as deferred revenue as of December 31, 2007, and an aggregate of minimum royalty payments of $2.5 million for the years 2009 though 2012 assuming the Mercier License Agreement is renewed at the end of 2008.

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

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

Minimum future aggregated guaranteed royalty payments under the royalty agreements with Yanuk Jeans, LLC are as follows:

Guaranteed Minimum Royalties

Years Ending December 31,	"Yanuk"	"U"	"Faith"	Total
2008	137,500	75,000	465,000	677,500
2009	162,500	100,000	950,000	1,212,500
2010	187,500	125,000	-	312,500
2011	-	150,000	-	150,000

	$487,500	450,000	1,415,000	2,352,500

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

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

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

In 2007, DF produzioni SPA filed an action in the Court of Bergamo, Italy, against Taverniti and the Company seeking to ascertain the defendants’ liability for alleged serious failures in the context of an oral distribution/supply agreement between the parties; the reimbursement of approximately €660,208 in damages or such other amount determined by the court as compensatory for amounts outstanding alleged to equal approximately €286,008; and to reduce the price of the supply to the plaintiff in an amount commensurate with the alleged damage caused by the defendants’ conduct.  The first hearing is scheduled for June 11, 2008, and the Company is required to file its appearance brief with its counterclaims at least 20 days prior to the hearing date.  While management believes that the Company has successful counterclaims against the plaintiff, it is unable at this time to express an opinion whether it is likely that the plaintiff will be able to prevail against the Company on its claims.

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

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

Pursuant to an agreement with Shipson LLC, a California Limited Liability Company, effective on or about May 15, 2008, the Company will be vacating its existing space and relocating to 4901 Zambrano Street, Commerce, California 90040.  Shipson LLC will replace the Company’s warehouse distribution as an outsourced third party logistics distributor.  The Company will also occupy 5,000 square feet of office space at $0.75/square foot monthly rent ($3,750).  The shipping costs will be $1.10 per garment and a cafeteria menu of additional services will be available to the Company if necessary.

Minimum future rental payments under non-cancelable operating leases for these facilities and other operating leases for office equipments in operation at December 31, 2007 are as follows:

Lease Obligations
Years Ending December 31,
2008	569,401
2009	584,449
2010	576,860
2011	592,757
2012	609,095
Thereafter	2,085,841
$5,018,403

Purchase Commitments:

As of December 31, 2006, the Company was obligated to purchase $1,196,898 of goods from a vendor.

NOTE 14 – FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 2006, the Company made certain adjustments to its inventory, accounts receivable and long term deferred tax asset accounts as follows. The Company performed a thorough review of its inventory and determined that certain finished goods inventory would need be adjusted to net realizable value due to changes in the market, and that certain raw material fabric was impaired.  As such, the Company marked-down approximately $5.4 million dollars of inventory to its net realizable value.  The Company also provided a $0.5 million reserve against an existing account receivable.  In addition, the Company provided a valuation allowance against its long term deferred tax asset, resulting in a charge of approximately $1.4 million.

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to the fiscal year end December 31, 2007, the Company entered into two financing transactions, the effects of which have been reflected as if the transaction occurred on December 31, 2007 in an unaudited proforma column on the accompanying balance sheet.  The transactions are as follows:

Issuance of Senior Secured Convertible Notes

On March 5, 2008, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an institutional investor pursuant to which the Company issued an aggregate of $2.0 million of thirty-month senior secured convertible notes, and five-year warrants to purchase an aggregate of 875,000 shares, to the Investor.  Pursuant to the terms of the Securities Purchase Agreement, the Company may issue additional convertible notes in the aggregate principal amount of up to $1,000,000 and additional warrants to purchase up to an aggregate of 437,500 shares of common stock.

The convertible notes carry interest at 8% per annum on the unpaid/unconverted principal balance, and are secured on a second priority basis against all of the assets of the Company.  One-twenty-fourth of the principal amount of the convertible notes, and accrued but unpaid interest, are due and payable monthly in 24 installments beginning on first day of each calendar month, commencing on the first day of the first full calendar month occurring after the date which is six months following the original issue date.  These installment payments can be made in cash or through the issuance of stock provided that certain equity conditions (as further set forth in the convertible notes) are met.  The convertible notes are convertible into approximately 2,500,000 shares of common stock, based on a conversion price equal to $0.80 per share.  The additional convertible notes issuable pursuant to the terms of the Securities Purchase Agreement would be convertible into an aggregate maximum of an additional 1,250,000 shares of common stock based on a conversion price of $0.80 per share.

The convertible notes include customary anti-dilution provisions.  While the convertible notes are outstanding, if the Company issues or sells, or is deemed to have issued or sold, any shares of common stock (other than certain excluded issuances) for a consideration per share less than the per share conversion price in effect immediately prior to such issuance or sale, then immediately after such issuance or sale the per share conversion price then in effect pursuant to the convertible notes shall be reduced to the issuance price per share of such newly issued or sold securities.  The Company is not required to issue, and the investors are not permitted to convert the convertible notes into or exercise the warrants for, more than 42,000,000 shares of our common stock in the aggregate.

The convertible notes are convertible at the option of the Investor prior to their maturity.  Additionally, beginning twelve (12) months after their issuance, the Company can require the Investor to convert the convertible notes to common stock if the volume-weighted average price (as determined pursuant to the convertible notes) of the common stock for any 20 out of 30 consecutive trading days exceeds $1.60 and certain equity conditions (as further set forth in the convertible notes) are met.

The maturity date of the convertible notes is September 1, 2010.  At any time after six months following the original issue date, and provided that certain equity conditions (as further set forth in the convertible notes) are met, the Company may redeem the convertible notes for cash in an amount equal to the sum of (i) 120% of the then outstanding principal amount of the convertible notes, (ii) all accrued but unpaid interest thereon, and (iii) all liquidated damages and other amounts due in respect of the convertible notes.

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

The Investor will be entitled to accelerate the maturity of the convertible notes in the event that there occurs an event a default under the convertible notes, including, without limitation, if the Company fails to pay any amount under the convertible notes when due, if a judgment is rendered against the Company in an amount set forth in the convertible notes, if the Company breaches any representation or warranty under the Securities Purchase Agreement or other transaction documents, or if the Company fails to comply with the specified covenants set forth in the convertible notes.

The warrants have an exercise price of $1.00 per share.  The warrants include customary anti-dilution provisions.  While the warrants are outstanding, if the Company issues or sells, or is deemed to have issued or sold, any shares of common stock (other than certain excluded issuances) for a consideration per share less than the per share exercise price in effect immediately prior to such issuance or sale, then immediately after such issuance or sale the per share exercise price shall be reduced to an amount determined by multiplying the exercise price then in effect by a fraction (a) the numerator of which shall be the sum of (1) the number of shares of common stock outstanding immediately prior to such issue or sale, plus (2) the number of shares of common stock which the aggregate consideration received by the Registrant for such additional shares would purchase at such exercise price, and (b) the denominator of which shall be the number of shares of common stock outstanding immediately after such issue or sale, and the number of shares issuable upon exercise of the warrant shall be increased such that the aggregate exercise price payable hereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment.  The Company is not required to issue, and the investors are not permitted to convert the convertible notes into or exercise the warrants for, more than 42,000,000 shares of our common stock in the aggregate.

The convertible notes and warrants provide that if the Registrant has not obtained stockholder approval, the Registrant may not issue, upon conversion or exercise of the convertible notes and warrants, as applicable, a number of shares of common stock which, when aggregated with any shares of common stock issued on or after March 5, 2008 and prior to expiration of the warrants and the maturity of the convertible notes (A) in connection with the conversion of any convertible notes issued pursuant to the Securities Purchase Agreement or as payment of principal, interest or liquidated damages, (B) in connection with the exercise of any warrants issued pursuant to the Securities Purchase Agreement, and (C) in connection with any warrants issued to any registered broker-dealer as a fee in connection with the issuance of the securities pursuant to the Securities Purchase Agreement, would exceed 19.99% of the number of shares of Common Stock outstanding on March 4, 2008.

On March 5, 2008, the Registrant obtained the written consent of holders of a majority of the outstanding shares of the Registrant’s capital stock to the transactions contemplated under the Securities Purchase Agreement and intends to file an information statement to effectuate the actions approved therein in the immediate future.

In connection with the transactions contemplated by the Securities Purchase Agreement, the Registrant’s majority stockholders, Paul Guez (the Registrant’s Chairman of the Board of Directors) and Elizabeth Guez, each entered into a Lock-Up Letter Agreement pursuant to which they agreed not to offer, sell, pledge or otherwise dispose of any shares of common stock of the Registrant for a 6-month period following the closing and at all times thereafter during which the Registrant has not been subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act for the then preceding 90 days or has failed to file all reports required for the preceding 12 months, subject to specified limited exceptions.

Also in connection with the transactions contemplated by the Securities Purchase Agreement, the Registrant was required to pay its previously engaged placement agent an aggregate fee equal to 6% of the gross proceeds from the sale of the convertible note and warrant, 72% of which fee is payable through the issuance of a convertible note, and was required to issue a warrant to purchase 150,000 shares of common stock, at an exercise price equal to $1.00.  On March 5, 2008, the Registrant paid the placement agent a cash fee of $33,600, and issued to the placement agent a convertible note in the aggregate principal amount of $86,400 and a warrant (with the same terms as the warrants issued to the Investor) to purchase 150,000 shares of Common Stock.  The convertible note issued to the placement agent is convertible into 108,000 shares of common Stock at a per share price of $0.80, and has the same terms as the convertible notes issued to the Investor.

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

The net proceeds of approximately $1.964 million, after placement agent fees and transaction expenses, will be used for strategic initiatives and general working capital purposes.  In conjunction with the consummation of this transaction, the Company recorded an entry of approximately $574,000 to additional paid in capital representing the original issue discount associated with the underlying value of the convertibility feature of the notes and the warrants.

Advances made by Majority Stockholder and Conversion to Common Stock

In conjunction with the issuance of the senior secured convertible notes discussed above, the Company’s majority stockholder converted $1.4 million of net advances made to the Company, subsequent to December 31, 2007, into 1,750,000 shares of the Company’s common stock.  The conversion price was $0.80 per share, which represented the market price on the date of conversion.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2007, the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded and reported and our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

We identified certain matters that constitute material weakness (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting as discussed on Management's Report on Internal Control Over Financial Reporting below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process, under the supervision of our Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP.  Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and our board of directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are disclosed below.

Ineffective Oversight of Financial Reporting.  We have not provided an appropriate level of oversight of the financial reporting process and have not appropriately monitored our system of internal control.  Our monitoring of management’s assessment of internal control over financial reporting did not result in appropriate actions taken by management to remedy the deficiencies in the process to assess internal control over financial reporting.

Ineffective Financial Statement Closing and Reporting Processes and Procedures. Our management has not established with appropriate rigor the accounting policies, procedures, and documentation necessary to close our reporting periods and report our results of operations in an efficient and timely manner.  In particular, our management has not established adequate policies, processes and procedures to maintain and support certain balance sheet accounts or to reconcile detail ledgers to the general ledger.

Our management also identified a significant deficiency in our information technology infrastructure relating to the lack of appropriate general and application controls and documentation, generally, and the integration between our internally developed software and our general ledger, specifically.

Lack of Appropriate Accounting Policies and Procedures. Our management has not established with appropriate rigor the accounting policies, procedures, and documentation of significant judgments and estimates made by management in the preparation of the financial statements, including accounting policies related to revenue recognition and accounting for stock options and warrants.  Our management has also not established with appropriate rigor the policies and procedures necessary to cause personnel to adhere to previously established accounting policies, including accounting policies for setting allowances or reserves against accounts receivable and inventory.

Lack of Appropriate Accounting Personnel. Our management has not appropriately assessed the risk to reliable financial reporting related to the effects of unfilled key financial reporting positions.  With the departure of certain key staff in December 2007, and with the resignation of our Chief Financial Offer, effective April 15, 2008, our management has concluded that we will continue to lack the financial expertise necessary to report our results of operations on a timely basis until such positions are filled.

As a result of the material weaknesses in internal control over financial reporting described above, our management has concluded that, as of December 31, 2007, our internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We are actively remedying the material weaknesses and significant deficiencies identified above.  Management is actively recruiting to fill the open accounting positions, and is evaluating staffing of the accounting department.  We have taken immediate steps to seek a Chief Financial Officer candidate and are in the process of interviewing several individuals.  In the meantime, we have engaged an independent consulting firm to assist with our financial reporting and internal accounting functions.  Additionally, existing accounting policies and procedures will be enhanced, and policies will be developed to address identified gaps.  Finally, management is negotiating the engagement of an independent third party to provide outsourced internal audit functionality and appropriate internal control assessment documentation to support our Sarbanes-Oxley compliance going forward.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2007, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Securities and Exchange Commission (“SEC”) no later than April 30, 2008.

ITEM 11.	Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Executive Compensation” and “Director Compensation” contained in our Proxy Statement to be filed with the SEC no later than April 30, 2008.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information under the captions “Related Stockholder Matters” and “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement to be filed with the SEC no later than April 30, 2008.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information under the captions “Certain Relationships and Related Transactions” and “Director Independence” contained in our Proxy Statement to be filed with the SEC no later than April 30, 2008.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the information under the caption “Independent Public Accountants” contained in our Proxy Statement to be filed with the SEC no later than April 30, 2008.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

See attached Exhibit Index.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE HOLDINGS, INC.

By: /s/ Glenn S. Palmer
Glenn S. Palmer
Chief Executive Officer and President
Date: April 15, 2008

POWER OF ATTORNEY

The undersigned directors and officers of Blue Holdings, Inc. do hereby constitute and appoint Glenn S. Palmer with full power of substitution and resubstitution, as our true and lawful attorney and agent, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated..

Signature	Title	Date

/s/ Glenn S. Palmer	Chief Executive Officer and President	April 15, 2008
Glenn S. Palmer	(Principal Executive Officer)

/s/ Larry Jacobs	Chief Financial Officer	April 15, 2008
Larry Jacobs	(Principal Financial and Accounting Officer)

/s/ Paul Guez	Chairman of the board	April 15, 2008
Paul Guez

	Director	April 15, 2008
Harry Haralambus

/s/ Leonard Hecht	Director	April 15, 2008
Leonard Hecht

/s/ Kevin Keating	Director	April 15, 2008
Kevin Keating

Exhibit Index

EXHIBIT
NUMBER                                    EXHIBIT TITLE
______      ______________________________________________________

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

3.1.4
Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Registrant filed November 13, 2007.  Filed previously as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File #: 000-33297), filed with the Securities and Exchange Commission on November 15, 2007, and incorporated herein by this reference.

3.1.5
Amended and Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Registrant filed November 28, 2007.  Filed previously as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File #: 000-33297), filed with the Securities and Exchange Commission on November 30, 2007, and incorporated herein by this reference.

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

4.1.4
Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Registrant filed November 13, 2007.  Filed previously as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File #: 000-33297), filed with the Securities and Exchange Commission on November 15, 2007, and incorporated herein by this reference.

4.1.5
Amended and Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Registrant filed November 28, 2007.  Filed previously as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File #: 000-33297), filed with the Securities and Exchange Commission on November 30, 2007, and incorporated herein by this reference.

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

10.2
Form of Indemnification Agreement between the Registrant and each of its executive officers and directors. Incorporated by reference to Exhibit 10.7 to the Registrant’s Form SB-2 Registration Statement (File # 333-128288) filed with the Securities and Exchange Commission on September 13, 2005.

10.3
License Agreement dated to be effective October 5, 2005, between the Registrant and Yanuk Jeans, LLC. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File # 000-33297) filed with the Securities and Exchange Commission on October 7, 2005.

10.4
Factoring Agreement dated October 18, 2004, between Antik Denim, LLC and FTC Commercial Corp. Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB (File # 000-33297) filed with the Securities and Exchange Commission on March 23, 2006.

10.5
Factoring Agreement dated November 22, 2004, between Taverniti So Jeans, LLC and FTC Commercial Corp. Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB (File # 000-33297) filed with the Securities and Exchange Commission on March 23, 2006.

10.6
Factoring Agreement dated July 25, 2005, between the Registrant and FTC Commercial Corp. Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB (File # 000-33297) filed with the Securities and Exchange Commission on March 23, 2006.

10.7
Amendment No. 1 to Factoring Agreement dated September 1, 2005, between Antik Denim, LLC and FTC Commercial Corp. Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-KSB (File # 000-33297) filed with the Securities and Exchange Commission on March 23, 2006.

10.8
Amendment No. 1 to Factoring Agreement dated September 1, 2005, between the Registrant and FTC Commercial Corp. Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB (File # 000-33297) filed with the Securities and Exchange Commission on March 23, 2006.

10.9
Amendment No. 1 to Factoring Agreement entered into on December 22, 2005 and dated as of October 1, 2005, between Taverniti So Jeans, LLC and FTC Commercial Corp. Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-KSB (File # 000-33297) filed with the Securities and Exchange Commission on March 23, 2006.

10.10
Amendment No. 2 to Factoring Agreement entered into on December 22, 2005 and dated as of October 1, 2005, between Antik Denim, LLC and FTC Commercial Corp. Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-KSB (File # 000-33297) filed with the Securities and Exchange Commission on March 23, 2006.

10.11
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

10.19
Sublease dated April 27, 2006 between the Registrant and Azteca Production International, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File # 000-33297) filed with the Securities and Exchange Commission on May 3, 2006.

10.20
Agreement and Plan of Merger dated June 19, 2006, among the Registrant, LR Acquisition Corporation, Long Rap, Inc., the stockholders of Long Rap, Inc. and Charles Rendelman.  Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File # 000-33297) filed with the Securities and Exchange Commission on June 23, 2006.

10.21
Amendment No. 1 to License Agreement dated October 5, 2005, dated July 14, 2006, between the Registrant and Yanuk Jeans, LLC.  Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.22
Lease dated July 18, 2006, between the Registrant and Emporium Development, L.L.C.  Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.23
Lease Addendum dated July 18, 2006, between the Registrant and Emporium Development, L.L.C.  Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.24
Assignment, Assumption and Amendment Agreement dated July 31, 2006, among Taverniti So Jeans, LLC, Caitac International, Inc. and Blue Concept, LLC.  Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.25
Inventory Loan Facility Agreement dated July 25, 2005, between the Registrant and FTC Commercial Corp.  Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.26
Inventory Loan Facility Agreement dated July 25, 2005, between Antik Denim, LLC and FTC Commercial Corp.  Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.27
Inventory Loan Facility Agreement dated October 31, 2005, between Taverniti So Jeans, LLC and FTC Commercial Corp.  Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB (File # 000-33297) filed with the Securities and Exchange Commission on November 14, 2006.

10.28
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

10.53
Licensing Term sheet dated December 4, 2006, between the Antik Denim, LLC and North Star International, Inc.  Incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-KSB (File # 000-33297) filed with the Securities and Exchange Commission on April 2, 2007.

10.54
Summary of Terms for License Agreement dated January 12, 2007, between the Registrant and Faith Connexion S.A.R.L.  Incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-KSB (File # 000-33297) filed with the Securities and Exchange Commission on April 2, 2007.

10.55
License Agreement by and between Antik Denim, LLC and Mercier SARL.  Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File # 000-33297) filed with the Securities and Exchange Commission on May 2, 2007.

10.56
Amendment No. 1 to License Agreement by and between Antik Denim, LLC and North Star, LLC.  Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File # 000-33297) filed with the Securities and Exchange Commission on May 2, 2007.

10.57
License Agreement by and between Antik Denim, LLC and Max Ray, Inc.  Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File # 000-33297) filed with the Securities and Exchange Commission on May 2, 2007.

10.58
Letter of Intent dated May 9, 2007 and effective May 11, 2007 between the Registrant and William Adams.  Incorporated by reference to Appendix A of the Registrant's revised Definitive Proxy Statement filed with the Securities and Exchange Commission on June 1, 2007.

10.59
Letter Agreement dated May 30, 2007 and executed on June 12, 2007 between the Registrant and William Adams.  Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File # 000-33297) filed with the Securities and Exchange Commission on August 14, 2007.

10.60
Employment Agreement effective July 1, 2007, between the Registrant and Glenn S. Palmer.  Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File # 000-33297) filed with the Securities and Exchange Commission on September 27, 2007.*

10.61
Series A Convertible Preferred Stock Purchase Agreement by and between the Registrant and Paul Guez.  Incorporated by reference to as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File # 000-33297), filed with the Securities and Exchange Commission on November 15, 2007.

10.62
Preferred Stock Rescission and Purchase Agreement by and between the Registrant and Paul Guez.  Incorporated by reference to as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File # 000-33297), filed with the Securities and Exchange Commission on November 30, 2007.

10.63	Termination and Release Agreement dated February 6, 2008 by and between Antik Denim, LLC and North Star International, Inc.

10.64
Securities Purchase Agreement dated March 5, 2008, by and between the Registrant and the purchasers signatory thereto.  Incorporated by reference to as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File # 000-33297), filed with the Securities and Exchange Commission on March 7, 2008.

10.65
Form of 8% Secured Convertible Note.  Incorporated by reference to as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File # 000-33297), filed with the Securities and Exchange Commission on March 7, 2008.

10.66	Form of Warrant. Incorporated by reference to as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File # 000-33297), filed with the Securities and Exchange Commission on March 7, 2008.

10.67
Form of Lock-Up Agreement.  Incorporated by reference to as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File # 000-33297), filed with the Securities and Exchange Commission on March 7, 2008.

10.68
Security Agreement dated March 5, 2007, by and between the Registrant, Antik Denim, LLC, Taverniti So Jeans, LLC, Gemini Master Fund, Ltd. and Gemini Strategies, LLC.  Incorporated by reference to as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File # 000-33297), filed with the Securities and Exchange Commission on March 7, 2008.

10.69
IP Security Agreement dated March 5, 2007, by and between the Registrant, Antik Denim, LLC, Taverniti So Jeans, LLC, Gemini Master Fund, Ltd. and Gemini Strategies, LLC.  Incorporated by reference to as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File # 000-33297), filed with the Securities and Exchange Commission on March 7, 2008.

10.70
Subsidiary Guarantee dated March 5, 2007, executed by each of Antik Denim, LLC and Taverniti So Jeans, LLC.  Incorporated by reference to as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File # 000-33297), filed with the Securities and Exchange Commission on March 7, 2008.

10.71
Common Stock Purchase Agreement dated March 5, 2008, by and between the Registrant and Paul Guez.  Incorporated by reference to as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File # 000-33297), filed with the Securities and Exchange Commission on March 7, 2008.

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

_______________________________________________________

*	Management contract or compensatory plan.