Form 10-K/A
period 2007-12-31
BLUE HOLDINGS, INC.
filed 2008-04-29
CIK 1139683

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
Yes         ☒             No           ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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
At April 28, 2008, the issuer had 27,982,200 shares of Common Stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

The following Items amend the Annual Report on Form 10-K filed by Blue Holdings, Inc. (the “Company”) on April 15, 2008 (the “Form 10-K”), as permitted by the rules and regulations promulgated by the Securities and Exchange Commission.  The Form 10-K is hereby amended to insert those Items as set forth herein.  All capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-K.

PART III

ITEM 10.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the names, positions and ages of our current executive officers and directors.  At each annual meeting of our stockholders, directors are elected for a one-year term.  Officers are appointed by our board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of our board of directors.

Name	Age	Position Held

Glenn S. Palmer	54	Chief Executive Officer, President and Acting Chief Financial Officer
Paul Guez	63	Chairman of the Board of Directors
Harry Haralambus (1)	59	Director
Leonard Hecht (1)	72	Director
Kevin R. Keating (1)	68	Director

(1)	Member of the Audit Committee, Governance and Nominating Committee and Compensation Committee of our board of directors.

DIRECTORS

Glenn S. Palmer
Glenn S. Palmer became our Chief Executive Officer and President on July 24, 2007 and was elected to our board of directors on September 21, 2007.  Mr. Palmer was appointed our Acting Chief Financial Officer on April 28, 2008.  Prior to joining us Mr. Palmer was at Cerberus Capital Management, a leading private investment firm, where he served as Chief Executive Officer and President of Rafaella Apparel Group, a $250 million apparel manufacturing company.  In this position, he led a $172 million debt financing and effectively managed the company through the Federated/May Company acquisition.  Previously, Mr. Palmer was Chief Executive Officer and President of Amerex Group, Inc., where he implemented a turnaround plan to position the outerwear and apparel manufacturing company for growth by reorganizing and rightsizing the company.  In addition, Mr. Palmer also successfully launched a $10 million licensed urban business and a $15 million corporate/image business for the company.  Prior to joining Amerex Group, Inc., Mr. Palmer held senior management positions with various apparel companies including Best Manufacturing Group, LLC, Liz Claiborne, Bonaventure Textiles USA, Ellen Tracy, Foxmoor Specialty Stores Corp. and Bloomingdales. Mr. Palmer began his career at Macy's New York from 1978-1988, where he held various merchandising positions including buyer and division merchandise vice president.  Mr. Palmer graduated from the University of Rhode Island in 1975 with a degree in Organizational Management and Industrial Relations.

Paul Guez
Paul Guez became our Chairman, Chief Executive Officer and President on April 29, 2005, and resigned as our Chief Executive Officer and President on July 24, 2007.  Mr. Guez is the sole Manager of Antik and Taverniti, and is a co-owner of Blue Concept, LLC (“Blue Concept”) and its several affiliates, which are engaged in the design, marketing, manufacturing and wholesale distribution of premium fashion collections for a growing stable of contemporary brands, including “Duarte Jeans,” “Elvis,” “Memphis Blues” and “Grail Jeans.”  For the nine year period prior to the formation of Blue Concept in 2002, Mr. Guez co-operated Azteca Production International, Inc., a Los Angeles based manufacturer of denim apparel.  Mr. Guez started his career in the apparel industry in 1976, when he launched Sasson Jeans.

Harry Haralambus
Harry Haralambus became a member of our board of directors on May 8, 2007.  Mr. Haralambus is currently President of the Lambus Group which specializes in international consulting, distribution and licensing for apparel products.  Mr. Haralambus has in the past been associated with such high-end brands as Joe’s Jeans, Earl Jean, Guess, Kate Spade and Ralph Lauren.  Mr. Haralambus also manages a group of privately held companies related to the apparel industry, accessories, cosmetics and perfume, real estate, licenses and franchises.  Mr. Haralambus is a board member of a number of privately held companies, including Simple Beauty UK Limited, The Lambus Corporation and American Rag Cie. He graduated from the University of Cape Town, South Africa with majors in business and law.

Leonard Hecht
Leonard Hecht became a member of our board of directors on May 8, 2007.  Mr. Hecht has served as the Founder and President of Chrysalis Capital Group, an investment banking firm specializing in mergers and acquisitions, private placements of debt and equity securities, and strategic partnering since 1994.  Prior to forming Chrysalis Capital Group, Mr. Hecht served as a Managing Director of Houlihan Lokey Howard & Zukin in the Technology Assessment Group from 1987 to 1993.  Prior thereto, Mr. Hecht held various executive level positions with Quantech Electronics Corp., The Donalen Group, Inc. and Xerox Development Corporation.  Mr. Hecht received his B.B.A. from City College of New York and attended New York University, School of Law.

Kevin R. Keating
Kevin R. Keating has served on our board of directors since January 2005 and prior to the consummation of our exchange transaction with Antik, served as our sole officer and director.  Mr. Keating is the Managing Member of Vero Management, LLC, which provides managerial, administrative, and financial consulting services for micro-cap public companies.  For more than 40 years he has been engaged in various aspects of the investment business.  Mr. Keating began his Wall Street career with the First Boston Corporation in New York in 1965.  From 1967 through 1974, he was employed by several institutional research boutiques where he functioned as Vice President Institutional Equity Sales.  From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm.  From 1982 through 2006, he was associated with a variety of securities firms as a registered representative servicing the investment needs of high net worth individual investors.  Mr. Keating also serves on the board of directors of Blue Holdings, Inc., Catalyst Lighting Group, Inc., Wentworth IV, Inc. and Wentworth V, Inc. Wentworth VI, Inc., Wentworth VII, Inc. Wentworth VIII, Inc., Frezer, Inc., Quikbyte, Inc., and Bonds.com Group, Inc.

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

Changes to Nominating Procedures

We have had no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

Identification of Audit Committee

Our board of directors has a separately designated standing Audit Committee.  Our Audit Committee currently consists of Messrs. Haralambus, Hecht and Keating, each of whom is independent within the meaning of the applicable rules for companies traded on The NASDAQ Capital Market (NASDAQ).  Our Audit Committee is responsible for the engagement our independent public accountants, reviews the scope of the audit to be conducted by the independent public accountants, and periodically meets with the independent public accountants and our Chief Financial Officer to review matters relating to our financial statements, our accounting principles and our system of internal accounting controls.  Our Audit Committee reports its recommendations as to the approval of our financial statements to our board of directors.  The role and responsibilities of our Audit Committee are more fully set forth in a written charter adopted by our board of directors.  Our Audit Committee reviews and reassesses the Amended and Restated Audit Committee Charter annually and recommends any changes to our board of directors for approval.

Audit Committee Financial Expert

Our board of directors has determined that our audit committee does not include a person who is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC.  Our board of directors has further determined that each member of the audit committee is able to read and understand fundamental financial statements and has substantial business experience that results in such member’s financial sophistication.  Accordingly, our board of directors believes that each member of our audit committee has sufficient knowledge and experience necessary to fulfill such member’s duties and obligations on our audit committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2005, all of our executive officers, directors and the holders of 10% or more of our common stock complied with all Section 16(a) filing requirements, except for Harry Haralambus, who did not timely file a Form 4 reporting one transaction, Leonard Hecht, who did not timely file a Form 4 reporting one transaction, Glenn S. Palmer, who did not timely file a Form 4 reporting four transactions, Gary Freeman, who did not timely file a Form 5 reporting one transaction, and Kevin R. Keating, who did not timely file a Form 5 reporting one transaction.

ITEM 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis relates to the compensation paid to our named executive officers in the Summary Compensation Table set forth below during fiscal 2007.

Compensation Philosophy and Objectives

Our executive compensation program is designed to (i) attract, as needed, executives with the skills necessary for us to achieve our business plan priorities, (ii) reward our executives fairly over time, (iii) retain those executives who continue to perform at or above expected levels of performance, and (iv) align the compensation of our executives with our performance.

Compensation for our named executive officers has both short-term and long-term components, as well as a benefits component, and is dependent on performance.  The short-term components are base salary and cash bonuses.  The long-term component consists of stock options.  Our 2005 Stock Incentive Plan (“Plan”), which was adopted by our stockholders in 2005, also permits the granting of restricted stock.  Historically we have granted only stock options to our named executive officers.  In establishing future executive officer compensation packages, the compensation committee or our board of directors (“Compensation Committee”) may utilize the other types of awards available under the Plan, and/or adopt additional long-term incentive and/or annual incentive plans to meet the needs of changing employment markets and economic, accounting and tax conditions.  It is anticipated that any such new plans would be submitted to our stockholders for approval.

Our compensation program does not rely to any significant extent on welfare benefits or perquisites.  The benefits offered under these plans and programs to named executive officers serve a different purpose than do the other components of compensation.  In general, they are designed to provide a safety net of protection against the financial catastrophes that can result from illness, disability or death, and to provide a reasonable level of retirement income based on compensation and years of service.  Benefits offered to named executive officers are those that are offered to the general employee population.  Perquisites are limited and generally consist of automobile allowances.

Our management, the Compensation Committee and our board of directors work in a cooperative fashion.  Management advises the Compensation Committee and our board of directors on compensation developments, compensation packages and our overall compensation program.  The Compensation Committee and/or our board of directors then review and are required to approve the same prior to their adoption by us.  Our board of directors also approves any material changes in our Chief Executive Officer’s compensation arrangements.  Management works with the Compensation Committee and our board of directors to report on executive performance, particular business issues facing an executive or his or her division, and management’s views on the efficacy of and incentives behind the compensation program in order to assist in the establishment of appropriate performance goals, the adjustment of salaries, the award of discretionary bonuses and related matters.

Our compensation program and the compensation package of each named executive officer are reviewed annually by the Compensation Committee.  On a program-wide basis, the Compensation Committee considers whether our incentive plans provide appropriate means of compensating our executives (e.g., cash versus stock, time-based versus performance-based incentives, etc.), stock availability under existing plans and developments in the field of incentive compensation.  Historically, we have not had bonus or other incentive compensation plans, other than the Plan.  Furthermore, we were limited (and continue to be limited) in the number of options (and other equity awards) we could grant to individuals as the Plan is subject to limitations regarding the maximum number of awards that we may grant.  Our compensation program does not provide for a specific mix of base salary, cash bonuses and equity awards.  We seek to establish our executive compensation at levels we believe will enable us to hire and retain executives in a competitive environment and to reward executives for their contribution to our overall business success.

The Compensation Committee’s annual review also includes consideration of the various elements of our executive compensation packages, including whether there should be general or specific salary increases, whether potential payouts as a percentage of salary should change, and whether to alter the mix between cash and equity compensation.  This review also addresses the more specific issues of setting performance targets and whether an individual executive’s performance, promotion or change in circumstances warrant changes to his or her compensation package that are different from the other executives as a group.

Elements of Compensation

In setting the compensation for each named executive officer, the Compensation Committee considers (i) the level of compensation paid to executive officers in positions of similar apparel companies, (ii) the responsibility and authority of each position relative to other positions within the company, (iii) the individual performance of each executive officer, and (iv) the experience and skills of the named executive officer.

Base Salary

In establishing base salaries for named executive officers, the Compensation Committee considers the comparative data described above as well as overall performance, the performance of each individual named executive officer, and the performance of their division for operational executives, as well as considering market forces, peer data and other general factors believed to be relevant, including time between salary increases, promotion, expansion of responsibilities, advancement potential, and the execution of special or difficult assignments.  Additionally, the Compensation Committee will take into account the relative salaries of the executive officers and determine what it believes are appropriate compensation level distinctions between and among the executive officers, including between the Chief Executive Officer and the other named executive officers and among the other named executive officers.  While the Compensation Committee considers our financial performance, there is no specific relationship between achieving or failing to achieve budgeted estimates or our stock or financial performance and the annual salaries determined by the Compensation Committee for any of the executive officers.  No specific weight is attributed to any of the factors considered by the Compensation Committee; the Compensation Committee considers all factors and makes a subjective determination, based upon the experience of its members and the recommendations of our management.

Salaries for executives are reviewed annually by the Compensation Committee and may be adjusted by the Compensation Committee in accordance with the criteria described above.  Management participates in setting base salaries as described above.

Cash Bonuses

Our named executive officers are eligible to receive cash bonuses at the discretion of the Compensation Committee. The Compensation Committee believes cash bonuses serve to motivate our named executive officers to meet performance goals envisioned by management and the Compensation Committee in order to benefit all of our stockholders.  The Compensation Committee awards cash bonuses based on the comparative data described above as well as individual performance, the functions performed by the named executive officer, the scope of the named executive officer’s on-going duties, general changes in industry compensation for comparable positions, and our overall financial performance.

Equity Compensation

Our officers and other employees are eligible to participate in the Plan.  The Plan was established to provide an incentive for employees, including executive officers, to maximize our long-term performance, and permits our board of directors or the Compensation Committee to grant stock options and restricted stock purchase rights to employees, including executive officers, on such terms as our board of directors or the Compensation Committee may determine.

Our overall long-term equity incentive strategy is to grant stock options, which reward the executive when stockholder value is created via stock appreciation.  We believe that stock options are an effective way to motivate executives to deliver consistent operational performance to increase our long-term value.

The Compensation Committee considers the grant of stock-based compensation to all officers.  The Compensation Committee determines the size of an executive’s equity grant by considering a number of factors, such as: (i) market benchmarking, including the size of competitive grants based on the value delivered, percent of the company and absolute size of the grant, (ii) prior grants and the unvested retention value of the grants, (iii) retention objectives for the specific executive, and (iv) guidelines established by the Compensation Committee for equity usage company-wide.  Such grants are then made on the basis of a subjective analysis of an executive’s individual performance, our financial performance, and the number of shares subject to the executive’s existing options, as well as the extent to which the executive’s existing equity awards have current value.

These annual grants are reviewed with the Compensation Committee and approved by the Compensation Committee or our board of directors on the grant date.  The exercise price for stock options is 100% of the closing price of the underlying common stock on the grant date.

Benefits and Other Compensation

We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance and a 401(k) plan.  Executives are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees.  We do not have a pension plan and have not adopted a mandatory matching contribution formula for our 401(k) plan.

Tax Considerations

The Compensation Committee has considered the potential future effects of Internal Revenue Code Section 162(m) on its compensation program.  Section 162(m) limits the deductibility by public companies of certain executive compensation in excess of $1.0 million per executive per year, but excludes from the calculation of such $1.0 million limit certain elements of compensation, including performance-based compensation, provided that certain requirements are met.  None of our executive officers approached the $1.0 million limit in fiscal 2007 and we do not expect any executive officer to approach such limit in fiscal 2008.

Compensation of Chief Executive Officer

During the period in 2007 in which Paul Guez served as our Chief Executive Officer and President, we did not pay Mr. Guez any compensation for services rendered.  In determining the compensation paid to Mr. Palmer during 2007 for services rendered as our Chief Executive Officer and President, we considered (i) the level of compensation paid to chief executive officers of similar apparel companies, (ii) the responsibility and authority of our chief executive officer relative to other officers within the company, (iii) the performance of our chief executive officer, and (iv) the experience and skills of our chief executive officer.

Compensation of Other Named Executive Officers

The specific amounts of compensation we paid to our other named executive officers are set forth in the summary compensation table below.  We believe that these amounts were competitive with respect to compensation in our industry and met the elements described under our compensation objectives and philosophy.

Summary Compensation Table

The following table sets forth, as to each person serving as Chief Executive Officer and Chief Financial Officer during 2007 (referred to as named executive officers), information concerning all compensation paid for services to us in all capacities for 2007 and 2006.  No other individuals served as executive officers during fiscal 2007.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Total ($)
Paul Guez(2) Former Chief Executive Officer and President	2007 2006	-- --	-- --	-- --
Glenn S. Palmer(3) Chief Executive Officer and President	2007 2006	156,304 --	146,739 --	303,043 --
Larry Jacobs(4) Former Chief Financial Officer and Secretary	2007 2006	185,000 7,846	-- --	185,000 7,846

(1)
The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2007: grant date fair value of $5.75; dividend yield of 0; risk free interest rate of 4.5%; expected volitality of 46.01% and an expected life of 5 years.

(2)
Mr. Guez did not receive any compensation from us in connection with services rendered as our Chief Executive Officer and President.  Mr. Guez resigned as our Chief Executive Officer and President on July 24, 2007.

(3)
Mr. Palmer became our Chief Executive Officer and President on July 24, 2007, and is party to an employment agreement with us as discussed below.  In connection with his employment Mr. Palmer was granted an option outside of our 2005 Stock Incentive Plan to purchase 625,000 shares of our common stock at a per share exercise price of $1.40.

(4)
Mr. Jacobs served as our Chief Financial Officer and Secretary from December 7, 2006 through April 15, 2008.  Mr. Jacobs’ annual salary was $185,000 and he was eligible to receive a discretionary bonus as determined by the Compensation Committee.  Mr. Jacobs did not have an employment agreement with us.

Employment Agreements

On September 21, 2007, the Compensation Committee approved our entry into a revised Employment Agreement with Mr. Palmer and revisions to the termination provisions of the option previously granted to Mr. Palmer on July 24, 2007.

The revised Employment Agreement is effective as of July 1, 2007, has an initial term through December 31, 2010, and is subject to automatic renewal thereafter for one-year terms unless either party gives the other party written notice of its intention to terminate the Employment Agreement at least 90 days prior to the expiration of the initial term or any renewal term.  Under the terms of the Employment Agreement, Mr. Palmer will receive base compensation for each of the third and fourth quarters of fiscal 2007 of $87,500 and minimum annual compensation for each of fiscal 2008 through 2010 of $400,000.  Mr. Palmer is also entitled to receive an annual bonus equivalent to 2.5% of the Registrant’s earnings before interest, taxes, depreciation and amortization for each of the years ended December 31, 2008 through 2010, and is eligible to receive a bonus for the period ended December 31, 2007, if any, as determined by the Compensation Committee. Mr. Palmer is also entitled to four weeks paid vacation and reimbursement of expenses, including up to $2,000 per month for all expenses incurred by Mr. Palmer with respect to his personal automobile.  We have also agreed to provide Mr. Palmer with a furnished apartment or comparable living space in Los Angeles, California suitable to his position for the initial twelve months of the term of the Employment Agreement. Additionally, we have agreed to pay for no more than two coach or economy class round trip tickets per month from Los Angeles to New Jersey for Mr. Palmer to visit with his family.  Mr. Palmer has agreed to establish a permanent residence within twenty miles of Los Angeles, California no later than July 1, 2008.  Upon the termination of Mr. Palmer’s employment under the Employment Agreement before the expiration of its stated term by Mr. Palmer for good reason or by us for any reason other than death, disability or cause, we have agreed to pay Mr. Palmer 12 months base salary plus a pro-rated bonus for the year during which such termination occurs as severance.

As an inducement material to Mr. Palmer’s decision to enter into employment with us, we previously granted to Mr. Palmer an option to purchase 625,000 shares of our common stock. The option has a term of 10 years, a per share exercise price of $1.40 and will vest over a period of two years, with 125,000 shares vesting on the date of grant and 125,000 shares vesting on each subsequent six-month anniversary of the date of grant.  The revised option provides that upon the termination of Mr. Palmer’s employment with us, the option remains exercisable for various periods based on the circumstances under which Mr. Palmer’s employment was terminated.

Outstanding Equity Awards at Fiscal Year-End 2007

The following table presents information regarding outstanding options held by our named executive officers as of the end of our fiscal year ending December 31, 2007.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Paul Guez	--	--	--	--

Glenn S. Palmer(1)	125,000	500,000	$1.40	7/23/2017

Larry Jacobs	--	--	--	--

(1)
Consists of options issued in conjunction with Mr. Palmer’s employment agreement.  The options entitle Mr. Palmer to purchase an aggregate of 625,000 shares of common stock at a per share exercise price of $1.40.  These options, which were granted on July 24, 2007, vest over two years as follows: 125,000 shares vesting on the date of grant and 125,000 shares vesting on each subsequent six-month anniversary of the date of grant.

Director Compensation

The general policy of our board of directors is that compensation for independent directors should be a mix of cash and equity-based compensation.  We do not pay management directors for board service in addition to their regular employee compensation.  The Compensation Committee, which consists solely of independent directors, has the primary responsibility for reviewing and considering any revisions to director compensation.  The Board reviews the committee’s recommendations and determines the amount of director compensation.  The committee can engage the services of outside advisers, experts, and others to assist the committee in determining director compensation.  During 2007, the committee did not use an outside adviser to aid in setting director compensation.

Our board of directors followed the recommendation of the committee and set director compensation as follows:

•	annual cash retainer of $15,000; and

•	stock option grant of 75,000 shares upon the director’s first election or appointment to the Board.

The following table details the total compensation earned by the company’s non-employee directors in 2007.

Director Summary Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Gary Freeman(2)	14,750	61,628	76,378
Marshall Geller(3)	1,250	--	1,250
Harry Haralambus(4)	11,250	39,728	50,978
Leonard Hecht(5)	11,250	39,728	50,978
Kevin Keating(6)	12,500	39,728	52,228

(1)
The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2007 and 2006, respectively: dividend yield of 0; risk free interest rate of 4.5%; expected volitality of 48.2% and 46.01%, respectively, and an expected life of 6 years and 5 years, respectively.

(2)
At December 31, 2007, Mr. Freeman had 32,000 options outstanding, all of which were exercisable at an exercise price of $5.30, and 75,000 options outstanding at an exercise price of $1.98, 25,000 of which were exercisable.  Mr. Freeman resigned from our board of directors on January 28, 2008.

(3)
Mr. Geller had 31,500 options outstanding at December 31, 2007, of which 1,500 were exercisable at an exercise price of $5.30 and 20,000 were exercisable at an exercise price of $8.10.  The remaining options vest on August 5, 2007.  Mr. Geller resigned as a director on May 8, 2007.

(4)
Mr. Haralambus had 75,000 options outstanding at December 31, 2007, of which 25,000 were exercisable at an exercise price of $1.98.  The remaining options vest in equal installments on May 8, 2008 and May 8, 2009.

(5)
Mr. Hecht had 75,000 options outstanding at December 31, 2007, of which 25,000 were exercisable at an exercise price of $1.98.  The remaining options vest in equal installments on May 8, 2008 and May 8, 2009.

(6)
At December 31, 2007, Mr. Keating had 32,000 options outstanding, all of which were exercisable at an exercise price of $8.10, and 75,000 options outstanding at an exercise price of $1.98, 25,000 of which were exercisable.

Directors receive cash fees in quarterly installments.  Annual retainers are prorated so that adjustments can be made during the year.  Directors’ options vest in equal annual installments over a three-year period from the date of grant.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our common stock beneficially owned on April 28, 2008 for (i) each executive officer and director, (ii) all executive officers and directors as a group, and (iii) each other stockholder known to be the beneficial owner of more than 5% of our outstanding common stock, on an approximated basis.  In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of our common stock actually outstanding at April 28, 2008.

Under the terms of the convertible notes and the warrants issued on March 5, 2008, a holder of such securities may not convert the convertible notes or exercise the warrants to the extent such conversion or exercise would cause such holder, together with its affiliates, to beneficially own a number of shares of our common stock which would exceed 4.99% of our then outstanding shares of our common stock following such conversion or exercise, excluding for purposes of such determination shares of our common stock issuable upon conversion of the convertible notes which have not been converted and upon exercise of the warrants that have not been exercised.  The shares of our common stock and percentage ownership listed in the following table for Gemini Master Fund, Ltd. do not reflect these contractual limitations on a holder’s ability to acquire shares of our common stock upon conversion of its convertible note or exercise of its warrant.

Unless otherwise indicated, each person in the table will have sole voting and investment power with respect to the shares shown.  The following table assumes a total of 27,982,200 shares of our common stock issued and outstanding as of April 28, 2008.

Name of Beneficial Owner	Amount of Beneficial Ownership (1)	Percent of Beneficial Ownership

Executive Officers and Directors:
Paul Guez (2)	24,528,228	75.2%
Glenn S. Palmer (3)	280,000	1.0%
Harry Haralambus (4)	50,000	*
Leonard Hecht (5)	50,000	*
Kevin Keating (6)	138,983	*
All Executive Officers and Directors as a group (5 persons) (7)	25,047,211	75.8%

Greater than 5% Holders:
Gemini Master Fund, Ltd. (8) c/o Gemini Strategies, LLC 12220 El Camino Real, Suite 400 San Diego, California 92130	3,375,000	10.8%

*	Less than 1%

(1)	Unless otherwise stated, the address is c/o Blue Holdings, Inc., 5804 East Slauson Avenue, Commerce, California 90040.

(2)
Consists of 16,028,757 shares of our common stock held by Paul Guez, 1,750,000 shares of our common stock held jointly by Paul Guez and Elizabeth Guez, his spouse, 2,008,500 shares of our common stock held by Elizabeth Guez (as the Paul and Elizabeth Guez live in the same household, Paul Guez may be deemed to be the beneficial owner of the shares of our common stock held by Elizabeth Guez, however, Paul Guez disclaims beneficial ownership thereof), 117,382 shares of our common stock held by the Paul and Beth Guez Living Trust, of which Paul and Elizabeth Guez are Co-Trustees (as Paul Guez is a Trustee of the trust, Paul Guez may be deemed to be the beneficial owner of the shares of our common stock held by the trust, however, Paul Guez disclaims beneficial ownership thereof), and 4,623,589 shares of our common stock that may be acquired from us within 60 days of April 28, 2008 upon the conversion of 1,000,000 shares of our Series A Convertible Preferred Stock held by Paul Guez.

(3)	Consists of 30,000 shares of our common stock and 250,000 shares of our common stock that may be acquired from us within 60 days of April 28, 2008 upon the exercise of outstanding stock options.

(4)	Consists of 50,000 shares of our common stock that may be acquired from us within 60 days of April 28, 2008 upon the exercise of outstanding stock options.

(5)	Consists of 50,000 shares of our common stock that may be acquired from us within 60 days of April 28, 2008 upon the exercise of outstanding stock options.

(6)
Consists of 106,983 shares of our common stock and 32,000 shares of our common stock that may be acquired from us within 60 days of April 28, 2008 upon the exercise of outstanding stock options.  Kevin R. Keating, one of our directors, is the father of the principal member of Keating Investments, LLC.  Keating Investments, LLC is the managing member of KRM Fund.  Keating Investments, LLC is also the managing member and 90% owner of Keating Securities, LLC, a registered broker-dealer.  Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, KRM Fund or Keating Securities, LLC and disclaims any beneficial interest in the shares of our common stock owned by KRM Fund.  Similarly, Keating Investments, LLC, KRM Fund and Keating Securities, LLC disclaim any beneficial interest in the shares of our common stock currently owned by Kevin R. Keating.

(7)
Consists of 19,991,622 shares of our common stock and 5,055,589 shares of our common stock that may be acquired from us within 60 days of April 28, 2008 upon the exercise of outstanding stock options and the conversion of outstanding shares of our Series A Convertible Preferred Stock.

(8)
Consists of 2,500,000 shares of our common stock that may be acquired from us within 60 days of April 28, 2008 upon the conversion of outstanding convertible notes and 875,000 shares of our common stock that may be acquired from us within 60 days of April 28, 2008 upon the conversion of outstanding convertible notes.  Gemini Strategies, LLC is the Investment Manager to Gemini Master Fund, Ltd. and consequently has voting control and investment direction over the securities held by Gemini Master Fund, Ltd.  Gemini Strategies, LLC disclaims beneficial ownership of the shares held by Gemini Master Fund, Ltd.  Steven Winters is the Sole Managing Member of Gemini Strategies, LLC.  As a result, Mr. Winters may be deemed to be the beneficial owner of securities deemed to be beneficially owned by Gemini Strategies, LLC.  Mr. Winters disclaims beneficial ownership of these shares.

The following table sets forth certain information regarding beneficial ownership of our Series A Preferred Stock as of April 28, 2008, by (i) each executive officer and director, (ii) all executive officers and directors as a group, and (iii) each other stockholder known to be the beneficial owner of more than 5% of our outstanding Series A Convertible Preferred Stock.  In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of our Series A Preferred Stock actually outstanding at April 28, 2008.  Unless otherwise indicated, each person in the table will have sole voting and investment power with respect to the shares shown.  The following table assumes a total of 1,000,000 shares of our Series A Preferred Stock issued and outstanding as of April 28, 2008.

Name of Beneficial Owner	Amount of Beneficial Ownership (1)	Percent of Beneficial Ownership

Executive Officers and Directors:
Paul Guez	1,000,000	100.0%

(1)	Unless otherwise stated, the address is c/o Blue Holdings, Inc., 5804 East Slauson Avenue, Commerce, California 90040.

Changes in Control

Under the terms of the convertible notes and warrants issued on March 5, 2008, we provided to the investors anti-dilution protection whereby in the event we issue securities (other than certain exempt securities) for a consideration per share less than the per share conversion price or exercise price (as applicable) in effect immediately prior to such issuance, immediately after such issuance, in the case of the convertible notes the per share conversion price then in effect will be reduced to the issuance price per share of such newly issued securities, and in the case of the warrants the per share exercise price then in effect will be reduced by an amount determined by a weighted-average formula set forth in the warrants.  This anti-dilution protection could result in a change in control to the extent that we are required to issue a large enough number of shares of our common stock upon the conversion of the convertible notes or exercise of the warrants at a low enough per share conversion price or exercise price (as applicable).

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	440,500	$3.53	2,059,500
Equity compensation plans not approved by security holders	625,000	$1.40	--
Total	1,084,500	$2.24	2,059,500

(1)	Plan represents the 2005 Stock Incentive Plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Other than the transactions described below, since January 1, 2006, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and

•	in which any director, executive officer, other shareholder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

From time to time, our Chairman and majority shareholder, Paul Guez, made advances to us to support our working capital needs.  These advances were non-interest bearing and unsecured, with no formal terms of repayment.  On July 1, 2006, Mr. Guez converted the advances to a line of credit in an agreement with us.  The line of credit allows us to borrow from him up to a maximum of $3 million at an interest rate of 6% per annum.  We may repay the advances in full or in part at any time until the credit line expires and repayment is required, on December 31, 2008.  As of December 31, 2007 and 2006 the balance of these advances was $0 and $1,876,991, respectively, and accrued interest thereon was $0 and $68,190.

On November 13, 2007, we agreed to issue 1,000,000 shares of a newly formed Series A Convertible Preferred Stock (the “Series A Preferred”) in satisfaction of $2,556,682 of advances made to us by Paul Guez. Subsequent to the transaction, and in connection with our application for additional listing of the shares of common stock underlying the Series A Preferred, we were advised orally by NASDAQ Listing Qualifications that the terms of the Series A Preferred did not comply with specified NASDAQ Marketplace Rules relating to stockholder approval and voting rights.

As a result of the discussions with the NASDAQ Listing Qualifications Department, and as a result of subsequent negotiations with Mr. Guez, on November 28, 2007, we rescinded the purchase transaction of the Series A Preferred (effective as of November 13, 2007, the date that the transaction originally closed) and entered into a new transaction with Mr. Guez pursuant to a Preferred Stock Rescission and Purchase Agreement dated November 28, 2007, whereby we issued 1,000,000 shares of an amended and restated form of the Series A Convertible Preferred Stock (the “New Series A Preferred”) in consideration for (i) the cancellation of the $2,556,682 of advances made to us by Mr. Guez (which again became due and owing by us as a result of the rescission of the prior transaction), and (ii) an additional cash investment equal to $125,000.  The shares of New Series A Preferred are convertible into 4,623,589 shares of our common stock based on a conversion formula equal to the price per share ($2.681682) divided by the conversion price ($0.58) multiplied by the total number of shares of New Series A Preferred issued (1,000,000), subject to adjustment in accordance with the provisions of the certificate of designations for the New Series A Preferred.  The conversion price equals the consolidated closing bid price for a share of the Company's common stock prior to the signing of the definitive agreement governing the transaction.

Paul Guez and the living trust of Paul and Elizabeth Guez have guaranteed all advances and ledger debt due to our factor, FTC Commercial Corp.

We purchased fabric at cost from Blue Concept, LLC, an entity which is owned by Paul Guez, for $0 and $294,925, respectively, during the years ended December 31, 2007 and 2006.

On January 1, 2006, we leased our facility at Commerce, California from Azteca Production International Inc., as a sub-tenant and are paying it $19,030 per month.  Azteca is a company that is co-owned by Paul Guez. Rent expense includes $228,360 and $249,180 for payment under this lease for the years ended December 31, 2007 and 2006, respectively.

Azteca Production International Inc. was also one of our contractors in Mexico.  During 2006, we paid them sewing and other sub-contracting charges in the amount of $2,533,968.  Azteca principally provided manufacturing services to Taverniti.

We also purchased finished Yanuk products from Blue Concept, LLC.  These purchases were made at a cost plus basis to cover the cost of goods sold plus allocated overhead.  Off –price Yanuk products were sold on behalf of Blue Concept, LLC with an overhead recovery charged to Blue Concept, LLC.  During the year ended December 31, 2006, total purchases of Yanuk products from Blue Concept, LLC amounted to $490,752.

On October 6, 2005, we entered into a five-year license agreement with Yanuk Jeans, LLC. Under the terms of the agreement, we became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of Yanuk Jeans, LLC’s U brand products to the wholesale and retail trade. We pay to Yanuk Jeans, LLC a royalty of five percent of all net sales of the licensed products and shall pay a guaranteed minimum royalty on an annual basis.  In addition, during the term of the license agreement, we have the option to purchase from Yanuk Jeans, LLC the property licensed under the agreement. No royalties were paid or payable to Yanuk Jeans, LLC for U brand products for the years ended December 31, 2007 or 2006.

On August 27, 2005, we opened a retail store on Melrose Avenue, Los Angeles, California and took over all the obligations of a 10-year property lease which was entered into by Blue Concept, LLC, a company owned by Paul Guez, in April 2005.  The lease will expire on March 15, 2015.  We are paying $21,840 per month for the lease of the shop space.

On July 5, 2005 we entered into a ten-year license agreement with Yanuk Jeans, LLC, an entity that is solely owned by Paul Guez.  Under the terms of the agreement, we became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of Yanuk brand products to the wholesale and retail trade. We pay to Yanuk Jeans, LLC a royalty of six percent of all net sales of the licensed products and a guaranteed minimum royalty on an annual basis.  Yanuk Jeans, LLC has agreed to waive such royalties for the years ending 2007 and 2008. Additionally, during the term of the license agreement, we have the option to purchase from Yanuk Jeans, LLC the property licensed under the agreement.  Related royalties paid and payable for the years ended December 31, 2007 and 2006 were $0 and $277,139, respectively.

Taverniti is the exclusive licensee for the design, development, manufacture, sale, marketing and distribution of the Taverniti So Jeans trademark in the denim and knit sports wear categories for men and women.  It is paying royalties to Taverniti Holdings, LLC in the ranges of 5-8 percent depending on the net sales of the licensed products pursuant to a license agreement with Taverniti Holdings, LLC.  Taverniti Holdings, LLC is jointly owned by Paul Guez (60%) and Jimmy Taverniti (40%), the designer of the products for the brand, and Mr. Guez is the sole manager.  The license agreement was signed in May 2004 and expires on December 31, 2015.  No royalties were paid or payable for the year ended December 31, 2007 as royalties for that year were waived by Taverniti Holdings, LLC.  Royalties paid or payable for the year ended December 31, 2006 were $1,053,263, of which total $98,000 was forgiven during 2007.

Director Independence

Since December 2005, the majority of our board of directors has been comprised of “independent” directors within the meaning of the applicable rules for companies traded on NASDAQ.  During 2007, the Board of Directors determined that each of Gary Freeman, Harry Haralambus, Leonard Hecht and Kevin Keating were independent.

ITEM 14.	Principal Accountant Fees and Services

Audit Fees

Weinberg our independent accountants billed us an aggregate of approximately $231,631 and $147,089 in fees for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2007 and December 31, 2006, respectively, and the reviews of the financial statements included in our Form 10-Qs and Form 10-QSBs for fiscal 2007 and 2006, respectively.

Audit-Related Fees

Weinberg billed us an aggregate of approximately $18,905 and $24,551 in fees for assurance and related services related to the audit of our annual financial statements for the fiscal years ended December 31, 2007 and December 31, 2006, respectively.

Our Audit Committee is directly responsible for interviewing and retaining our independent accountant, considering the accounting firm’s independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant.  The Audit Committee does not delegate these responsibilities. During each of the fiscal years ended December 31, 2007 and December 31, 2006, respectively, our Audit Committee pre-approved 100% of the services described above.

ITEM 15.	Exhibits, Financial Statement Schedules

See attached Exhibit Index.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE HOLDINGS, INC.

By:	/s/ Glenn S. Palmer
Glenn S. Palmer
Chief Executive Officer, President and
Acting Chief Financial Officer
Date: April 29, 2008

POWER OF ATTORNEY

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated..

Signature	Title	Date

/s/ Glenn S. Palmer	Chief Executive Officer, President and Acting Chief Financial Officer	April 29, 2008
Glenn S. Palmer	(Principal Executive, Financial and Accounting Officer)
*	Chairman of the board
Paul Guez		April 29, 2008
*	Director
Harry Haralambus		April 29, 2008
*	Director
Leonard Hecht		April 29, 2008
*	Director
Kevin Keating		April 29, 2008

* /s/ Glenn S. Palmer
Glenn S. Palmer
Attorney-in-Fact

Exhibit Index

EXHIBIT
NUMBER	EXHIBIT TITLE

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

10.60
Employment Agreement effective July 1, 2007, between the Registrant and Glenn S. Palmer.  Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File #: 000-33297) filed with the Securities and Exchange Commission on September 27, 2007.*

10.61
Series A Convertible Preferred Stock Purchase Agreement by and between the Registrant and Paul Guez.  Incorporated by reference to as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File # 000-33297), filed with the Securities and Exchange Commission on November 15, 2007.

10.62
Preferred Stock Rescission and Purchase Agreement by and between the Registrant and Paul Guez.  Incorporated by reference to as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File # 000-33297), filed with the Securities and Exchange Commission on November 30, 2007.

10.63	Termination and Release Agreement dated February 6, 2008 by and between Antik Denim, LLC and North Star International, Inc. (Previously filed with the Form 10-K.)

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

23.1	Consent of Weinberg & Company, P.C. (Previously filed with the Form 10-K.)

24.1	Power of Attorney. (Included as part of the Signature Page of the Form 10-K).

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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