Form 10-Q/A
period 2007-03-31
BLUE HOLDINGS, INC.
filed 2008-10-01
CIK 1139683

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

4901 Zambrano St., Commerce, CA 90040
(Address of principal executive offices)

(323) 726-0297
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

As of May 9, 2007, 26,057,200 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

		Page

PART I	Financial Information

Item 1.	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets as of March 31, 2007
	(Restated, Unaudited) and December 31, 2006	4

	Unaudited Condensed Consolidated Statements of Operations for
	the three months ended March 31, 2007 (as restated) and 2006	5

	Unaudited Condensed Consolidated Statement of Shareholders’ Equity
	for the three months ended March 31, 2007 (as restated) and 2006	6

	Unaudited Condensed Consolidated Statements of Cash Flows for
	the three months ended March 31, 2007 (as restated) and 2006	7

	Notes to the Unaudited Condensed Consolidated Financial Statements
	for the three months ended March 31, 2007 (as restated) and 2006	8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	26

Item 4.	Controls and Procedures	40

PART II	Other Information

Item 6.	Exhibits	42

EXPLANATORY NOTE

Blue Holdings, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 filed with the Securities and Exchange Commission on May 15, 2007 (the “Form 10-Q”). This filing amends and restates our unaudited condensed consolidated balance sheet as of March 31, 2007, and the condensed consolidated statements of operations, stockholders equity, and cash flows for the three month period ending March 31, 2007 to reflect the Company’s failure to record $240,435 of inventory purchased from a vendor that was directly paid for by Mr. Guez. The Company has now agreed to a settlement with Mr. Guez relating to these disputed amounts. The effects of the settlement agreement on the Form 10-Q for the three months ending March 31, 2007 are detailed in Note 1(d) of the accompanying restated condensed consolidated financial statements.

This Amendment No. 1 amends and restates the following items of the Form 10-Q as described above: (i) Part I, Item 1 – Financial Statements; (ii) Part I, Item 2 – Management’s Discussion and Analysis of Result of Operations and Financial Condition; (iii) Part I, Item 4 – Controls and Procedures and (iv) Part II, Item 6 - Exhibits.

All information in the Form 10-Q, as amended by this Amendment No. 1, speaks as to the date of the original filing of our Form 10-Q for such period and does not reflect any subsequent information or events except as noted in this Amendment No. 1. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports, as amended, filed with the Securities and Exchange Commission subsequent to the date of the initial filing of the Form 10-Q.

PART I
ITEM 1. CONDENSED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(As Restated)
	(Unaudited)
ASSETS

Current assets:
Cash	$164,104	$109,031
Due from factor, net of reserves of $0 and $178,801, respectively	17,276	1,366,588
Accounts receivable, net of reserves of $1,169,330 and $901,941, respectively:	-
- Purchased by factor with recourse	8,535,383	7,662,198
- Others	176,299	19,312
Inventories, net of reserves of $1,289,508 and $1,742,893 respectively	8,805,701	5,394,006
Due from related parties	-	-
Income taxes receivable	2,053,235	2,030,919
Deferred income taxes	2,295,958	2,488,082
Prepaid expenses and other current assets	688,381	396,810
Total current assets	22,736,337	19,466,946

Deferred income taxes	453,972	-
Property and equipment, net of accumulated depreciation	1,564,191	1,611,171
Total assets	$24,754,500	$21,078,117

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank overdraft	412,682	$266,788
Accounts payable	3,575,144	2,820,024
Short-term borrowings	12,420,272	10,026,814
Due to related parties	630,865	710,153
Advances from majority shareholder	2,292,331	1,876,991
Current portion of liability for unrecognized tax benefits	145,568	-
Current portion of convertible debt	-
Accrued expenses and other current liabilities	1,869,294	2,133,932
Total current liabilities	21,346,156	17,834,702

Non-current portion of liability for unrecognized tax benefits	170,884
Non-current portion of convertible debt	-
Total liabilities	21,517,040	17,834,702

Stockholders' equity:
Preferred stock $0.001 stated value, 5,000,000 shares authorized, 1,000,000
Series A convertible shares issued with 6% cumulative dividend of the
designated purchase price and initial conversion price of $0.7347	-
Common stock $0.001 par value, 75,000,000 shares authorized,
26,057,200 shares issued and outstanding	26,057	26,057
Additional paid-in capital	5,017,110	4,964,091
Accumulated deficit	(1,805,707)	(1,746,733)
Total stockholders' equity	3,237,460	3,243,415
Total liabilities and stockholders' equity	$24,754,500	$21,078,117

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
	(As Restated)

Net sales	$8,440,222	$11,877,879

Cost of goods sold	3,608,196	5,928,616

Gross profit	4,832,026	5,949,263

Selling, distribution & administrative expenses	4,520,568	4,600,407

Loss before other expenses and
provision for income taxes	311,458	1,348,856

Other expenses - Interest expense	338,144	171,313

Income (loss) before provision for income taxes	(26,686)	1,177,543

Provision (benefit) for income taxes	-	497,367

Net income (loss)	$(26,686)	$680,176

Income (loss) per common share, basic and diluted	$0.00	$0.03

Weighted average shares outstanding, basic and diluted	26,057,200	26,057,200

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED) (RESTATED)

	Common Shares Issued		Additional
		Par Value	Paid In	Accumulated
	Number	0.001	Capital	Deficit	Total
				(As restated)

Balance, January 1, 2007	26,057,200	$26,057	$4,964,091	$(1,746,733)	$3,243,415

Fair value of vested stock options	-	-	53,019		53,019

Cumulative effect of adoption of FIN 48	-	-		(32,288)	(32,288)

Net loss for the period (as restated)	-	-	-	(26,686)	(26,686)

Balance, March 31, 2008 (as restated)	26,057,200	$26,057	$5,017,110	$(1,805,707)	$3,237,460

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

	2007	2006
	(As Restated)
Cash flows from operating activities:
Net income (loss)	$(26,686)	$680,176
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	90,601	26,020
Stock based exchange transaction expense	-	114,497
Fair value of vested stock options	53,019	-
Changes in assets and liabilities:
Accounts receivable	(1,030,172)	(575,793)
Due from factor	1,349,312	(571,925)
Income taxes receivable	(22,316)	-
Inventories	(3,411,695)	(2,152,278)
Due to related parties	(79,288)	333,877
Due from related parties	-	15,974
Deferred income taxes	22,316	(138,292)
Prepaid expenses and other current assets	(291,571)	56,068
Income tax payable	-	(53,515)
Bank overdraft	145,894	(76,691)
Accounts payable	755,120	427,550
Due to customers	-	88,208
Other current liabilities	(264,638)	(174,053)
Net cash used in operating activities	(2,710,104)	(2,000,177)

Cash flows from investing activities:
Purchase of equipment	(43,621)	(181,221)
Net cash used in investing activities	(43,621)	(181,221)

Cash flows from financing activities:
Short-term borrowings	2,393,458	2,059,202
Advances from majority shareholder	415,340	-
Net cash provided by financing activities	2,808,798	2,059,202

Net (decrease) increase in cash	55,073	(122,196)
Cash at beginning of period	109,031	228,127
Cash at end of period	$164,104	$105,931

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$338,144	$171,313

Cash paid for income tax	$-	$683,500

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Value of common stock issued for finders fee relating to exchange transaction	$-	$114,497

Cumulative effect of adoption of FIN 48	$32,288	$-

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (AS RESTATED) AND 2006
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
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (AS RESTATED) AND 2006
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

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (AS RESTATED) AND 2006
(UNAUDITED)

(d) Restatement

The Company has restated its unaudited condensed consolidated balance sheet as of September 30, 2007, and the condensed consolidated statements of operations, stockholders equity (deficiency), and cash flows for the three and nine month periods ending September 30, 2007.

From time to time Paul Guez, the Company’s Chairman of the Board and majority stockholder, and his spouse Elizabeth Guez made advances to the Company to support its working capital needs. These advances are part of a line of credit agreement with Mr. Guez which allows the Company to borrow from him up to a maximum of $3,000,000 at an interest rate of 6% per annum (the “Revolving Line”). The Company may repay the advances in full or in part at any time until the Revolving Line expires and repayment is required on December 31, 2007. The Company also maintains several due to/from related party accounts with Mr. Guez and his affiliated companies where funds are advanced to cover certain operating expenses. These advances are unsecured, non-interest bearing with no formal terms of repayment.

In early May 2008, Mr. Guez informed the Company of claims for sums he believed were due and owing to him pursuant to advances made to and payments made on behalf of the Company during fiscal 2007 that were inaccurately recorded in the Company’s previously filed financial statements for the three and nine month periods ended September 30, 2007.

The Audit Committee commenced a review of these potential errors and instructed management to review the Registrant’s books and records to obtain a summary of transactions recorded and amounts owed per such records. These investigations revealed accounting errors in the Registrant’s related party accounts pertaining to payables due Mr. Guez as of March 31, 2007. These errors related to the Company not recording $240,435 of inventory purchased from a vendor that was directly paid for by Mr. Guez. The Company has now agreed to a settlement with Mr. Guez relating to these disputed amounts.

In light of this dispute and settlement, the Audit Committee and Management of the Company have determined that the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2007 need to be restated due to accounting errors in the Company’s related party accounts. The effects of the settlement agreement on the previously filed Form 10-Q for the three months ending March 31, 2007 are summarized as follows:

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (AS RESTATED) AND 2006
(UNAUDITED)

	March 31,	March 31,		March 31,
	2007	2007		2007
	(As initially	(Adjustment)		(As restated)
	reported)
ASSETS

Current assets:
Cash	$164,104			$164,104
Due from factor, net of reserves	17,276			17,276
Accounts receivable, net of reserves:
- Purchased by factor with recourse	8,535,383			8,535,383
- Others	176,299			176,299
Inventories, net of reserves	8,805,701			8,805,701
Due from related parties	-			-
Income taxes receivable	2,053,235			2,053,235
Deferred income taxes	2,199,467	96,491	(2)	2,295,958
Prepaid expenses and other current assets	688,381			688,381
Total current assets	22,639,846	96,491		22,736,337

Deferred income taxes	453,972			453,972
Property and equipment, net of accumulated depreciation	1,564,191			1,564,191
Total assets	$24,658,009	$96,491		$24,754,500

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank overdraft	412,682			412,682
Accounts payable	3,575,144			3,575,144
Short-term borrowings	12,420,272			12,420,272
Due to related parties	630,865			630,865
Advances from majority shareholder	2,051,896	240,435	(1)	2,292,331
Current portion of liability for unrecognized tax benefits	145,568			145,568
Current portion of convertible debt	-			-
Accrued expenses and other current liabilities	1,869,294			1,869,294
Total current liabilities	21,105,721	240,435		21,346,156

Non-current portion of liability for unrecognized tax benefits	170,884			170,884
Non-current portion of convertible debt	-	-		-
Total liabilities	21,276,605	240,435		21,517,040

Stockholders' equity:
Preferred stock $0.001 stated value, 5,000,000 shares authorized,
1,000,000 Series A convertible shares issued with 6%
cumulative dividend of the designated purchase price and initial conversion price of $0.7347
Common stock $0.001 par value, 75,000,000 shares authorized	26,057			26,057
Additional paid-in capital	5,017,110			5,017,110
Accumulated deficit	(1,661,763)	(143,944)		(1,805,707)
Total stockholders' equity	3,381,404	(143,944)		3,237,460
Total liabilities and stockholders' equity	$24,658,009	$96,491		$24,754,500

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (AS RESTATED) AND 2006
(UNAUDITED)

	March 31,	March 31,		March 31,
	2007	2007		2007
	(As initially	(Adjustment)		(As restated)
	reported)

Net sales	$8,440,222			$8,440,222

Cost of goods sold	3,367,761	240,435	(1)	3,608,196

Gross profit	5,072,461	(240,435)		4,832,026

Selling, distribution & administrative expenses	4,520,568	-		4,520,568

Loss before other expenses and
provision for income taxes	551,893	(240,435)		311,458

Other expenses - Interest expense	338,144	-		338,144

Income (loss) before provision for income taxes	213,749	(240,435)		(26,686)

Provision (benefit) for income taxes	96,491	(96,491	) (2)	-

Net income (loss)	$117,258	$(143,944)		$(26,686)

Income (loss) per common share, basic and diluted	$0.00	$(0.00)		$(0.00)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (AS RESTATED) AND 2006
(UNAUDITED)

	March 31,	March 31,		March 31,
	2007	2007		2007
	(As initially	(Adjustment)		(As restated)
	reported)
Cash flows from operating activities:
Net income (loss)	$117,258	$(143,944)		(26,686)
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	90,601			90,601
Stock based exchange transaction expense				-
Fair value of vested stock options	53,019			53,019
Changes in assets and liabilities:
Accounts receivable	(1,030,172)			(1,030,172)
Due from factor	1,349,312			1,349,312
Income taxes receivable	(22,316)			(22,316)
Inventories	(3,411,695)			(3,411,695)
Due to related parties	(79,288)			(79,288)
Due from related parties	-			-
Deferred income taxes	118,807	(96,491)	(2)	22,316
Prepaid expenses and other current assets	(291,571)			(291,571)
Income tax payable	-			-
Bank overdraft	145,894			145,894
Accounts payable	755,120			755,120
Due to customers	-			-
Other current liabilities	(264,638)			(264,638)
Net cash used in operating activities	(2,469,669)	(240,435)		(2,710,104)

Cash flows from investing activities:
Purchase of equipment	(43,621)			(43,621)
Net cash used in investing activities	(43,621)	-		(43,621)

Cash flows from financing activities:
Short-term borrowings	2,393,458			2,393,458
Advances from majority shareholder	174,905	240,435	(1)	415,340
Issuance of convertible notes	-			-
Net cash provided by financing activities	2,568,363	240,435		2,808,798

Net increase in cash	55,073	-		55,073
Cash at beginning of period	109,031			109,031
Cash at end of period	$164,104	$-		$164,104

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$338,144	$-		$338,144

Cash paid for income tax	$-	$-		$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Cumulative effect of adoption of FIN 48	$32,288	$-		$32,288

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (AS RESTATED) AND 2006
(UNAUDITED)

Description of adjustments:

1
To reflect a $240,435 adjustment to cost of sales and to increase payable to Paul Guez at March 31, 2007 for inventory purchases paid directly to a vendor by Mr. Guez that were not previously recorded.

2	To remove the previously recorded tax provision for the period.

3.	To reflect change in loss per share based on adjustments.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (AS RESTATED) AND 2006
(UNAUDITED)

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
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (AS RESTATED) AND 2006
(UNAUDITED)

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
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (AS RESTATED) AND 2006
(UNAUDITED)

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
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (AS RESTATED) AND 2006
(UNAUDITED)

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
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (AS RESTATED) AND 2006
(UNAUDITED)

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
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (AS RESTATED) AND 2006
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

From time to time, the Company’s majority shareholder, Mr. Paul Guez, made advances to the Company to support its working capital needs. These advances were non-interest bearing and unsecured, with no formal terms of repayment. On July 1, 2006, Mr. Guez converted the advances to a line of credit in an agreement with the Company. The line of credit allows the Company to borrow from him up to a maximum of $3 million at an interest rate of 6% per annum. The Company may repay the advances in full or in part at any time until the credit line expires and repayment is required on December 31, 2007. As of March 31, 2007 and December 31, 2006, the balance of these advances was $2,292,331 (as restated) and $1,876,991, respectively, and accrued interest thereon was $32,011 and $68,190, respectively. Interest expense includes $32,011 and $0, relates to advances made under this facility during the quarters ended March 31, 2007 and 2006, respectively.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (AS RESTATED) AND 2006
(UNAUDITED)

NOTE 8 - INCOME TAX

The Company accounts for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

The Company’s provision for income taxes was $0 for the three months ended March 31, 2007 compared to $497,367 for the same period of the prior year.

The provision for income taxes consists of the following for the periods ended March 31:

	2007	2006
Current
Federal	$0	$454,294
State	0	181,365
Deferred
Federal	0	(80,690)
State	0	(57,602)
Provision for income tax expense	$0	$497,367

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows for the periods ended March 31:

	2007	2006

Statutory federal rate	34.0%	34.0%
State taxes, net of federal benefit	6.7	7.0
Permanent differences	0.0	1.5
Change in valuation reserve	-40.7	0.0
Other	0.0	(0.1)
Effective tax rate	0.0%	42.4%

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (AS RESTATED) AND 2006
(UNAUDITED)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the period ended March 31, 2007, the Company recognized in income tax expense $0 for interest and penalties. The Company included in its balance for unrecognized tax benefits at March 31, 2007 $61,489 for the payment of interest and penalties.

NOTE 9 – STOCK OPTIONS

Under the Company’s 2005 Stock Incentive Plan (the “Company Plan”), the Company may grant qualified and nonqualified stock options and stock purchase rights to selected employees. The Company reserved 2,500,000 shares of common stock for issuance under the Company Plan.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (AS RESTATED) AND 2006
(UNAUDITED)

At March 31, 2007, options outstanding are as follows:

	Number of options	Weighted average exercise price	Intrinsic Value

Balance at January 1, 2007	335,500	$7.18	-
Granted	-	$5.20	-
Exercised	-	-
Cancelled	-	$5.20	-

Balance at March 31, 2007	335,500	$5.75	-

Additional information regarding options outstanding as of March 31, 2007 is as follows:

	Options outstanding				Options exercisable
	Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

	$8.10	62,000	8.18	$8.10	42,000	$8.10
	$5.30	33,500	8.37	$5.30	23,500	$5.30
	$5.20	240,000	8.75	$5.20	67,000	$5.20

Total	$5.20 - $8.10	335,500	8.61	$5.75	132,500	$6.14

Stock based compensation expense of $53,019 and $0 were recognized during the quarters ended March 31, 2007 and 2006, respectively, relating to the vesting of such options. As of March 31, 2007, the unamortized value of these option awards were $499,696 which will be amortized as a stock based compensation cost over the average of approximately three years as the options vest.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (AS RESTATED) AND 2006
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

The license agreement provides for an upfront minimum guarantee advance of $250,000 and an aggregate of minimum royalty payments of $2.5 million for the years 2009 though 2012 assuming the proposed license agreement is renewed at the end of 2008. Additionally, Blue Holdings announced the amendment of Northstar’s agreement to relinquish its European distribution rights for knits for the Antik Denim brand in order to allow Antik to enter into the Mercier agreement for distribution in Europe.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (AS RESTATED) AND 2006
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

Significant Developments

On January 12, 2007, we entered into a three-year License Agreement (the “Faith License Agreement”) with Faith Connexion S.A.R.L. (“Faith”) pursuant to which Faith granted us an exclusive right and license to use the Faith Connexion trademark for the manufacture, marketing, promotion, sale, distribution and other exploitation of men’s and women’s hoodies, t-shirts, sweatshirts, sweatpants and hats in North America, South America, Japan and Korea. Compensation for use of the Faith Connexion trademark will consist of a royalty of 9% of our net sales arising from products bearing the Faith Connexion trademark in the first two years, and 9.5% of net sales in year three. The Faith License Agreement has a term of three years as follows: the first year is comprised of 18 months, year two is comprised of the next six months, and year three is comprised of the following 12 months. We have agreed to guarantee payment of royalties on identified minimum net sales amounts ranging from $3.5 to $10 million over each of the three years (equal to minimum royalties of $450,000, $315,000, and $950,000, in each of years one (first eighteen months), two (next 6 months) and three (next twelve months), respectively, and to spend at least 3% of actual net sales amounts on marketing and advertising the Faith Connexion trademarked products in the territory. During first quarter ended March 31, 2007, we recorded royalty expense of $75,000 pursuant to the minimum guaranteed royalty.

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

Results of Operations

	Three Months Ended March 31,
	2007	2006
Net Sales	$8,440,222	$11,877,879
Gross Profit	4,832,026	5,949,263
Percentage of net sales	57%	50%
Selling, distribution & administrative expenses	$4,520,568	$4,600,407
Percentage of net sales	54%	39%
Income (loss) before provision for income taxes	$(26,686)	$1,177,543
Percentage of net sales	0%	10%
Net income (loss)	$(26,686)	$680,176
Percentage of net sales	0%	6%

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

Gross profit for the three months ended March 31, 2007 decreased to $4.8 million from $5.95 million in the three months ended March 31, 2006. The decrease in gross profit was largely due to reduced sales during the quarter ended March 31, 2007. However, we expect our gross margin to be maintained at approximately 50% in the future.

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

Net loss after provision for taxes in the first quarter of 2007 was $(0.026) million or (0)% of net sales compared to net income of $0.68 million or 5.7 % of net sales in the first quarter of 2006. Basic and diluted earnings per share decreased to $0.0 from $0.03 in the same period of last year. For the three months ended March 31, 2007, the Company provided $0 million for income tax compared to $0.5 million for the three months ended March 31, 2006.

Liquidity and Capital Resources

We believe we currently have adequate resources to fund our anticipated cash needs through December 31, 2007 and beyond. However, an adverse business development could require us to raise additional financing sooner than anticipated.

For the three months ended March 31, 2007, net cash used in operating activities was $(2.7 million). The deficit was primarily due to an increase of $3.4 million in inventory, $1.0 million in accounts receivable and $0.3 million in prepaid expenses and other current assets and was offset by a decrease in due from factor of $1.4 million, an increase in accounts payable of $0.8 million and an increase in bank overdraft of $0.2 million. Net cash provided by financing activities was $2.8 million due to an increase in short-term borrowings by $2.4 million and an increase in advances from our majority shareholder by $0.4 million.

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

From time to time, our majority shareholder, Mr. Paul Guez, made advances to us to support our working capital needs. These advances were non-interest bearing. On July 1, 2006, Mr. Guez converted the advances to a line of credit in an agreement with us. The line of credit allows us to borrow from him up to a maximum of $3 million at an annual interest rate of 6%. We may repay the advances in full or in part at any time until the credit line expires on December 31, 2007. As of March 31, 2007, the balance of these advances was $2.3 million.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, because of the material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of March 31, 2007.

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

Subsequent to filing the Form 10-Q, we determined that there were material weaknesses in our procedures and controls used to appropriately account for and report on related party transactions. Such weaknesses resulted in accounting errors, the correction of which have resulted in the filing of this Amendment No. 1 to Form 10-Q.

Changes in Internal Control over Financial Reporting

There has not been any material change in our internal control over financial reporting during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting, except for the remediation changes discussed below.

To remediate the material weakness in our disclosure controls and procedures related to inventory, during the quarter ended March 31, 2007, management implemented additional documentation control procedures with respect to inventory pricing and valuation to ensure that inventory balances are appropriately supported and priced, and correspondingly reduced to their net realizable values on a timely basis. We also hired an outside consulting firm with expertise in designing accounting systems to assist in the design and implementation of these controls. Accordingly, management believes the material weakness has been remediated.

To remediate the material weakness in our disclosure controls and procedures with respect to related party transactions, management will implement additional documentation control procedures with respect to accounting for and reporting related party transactions.

PART II

ITEM 6.	EXHIBITS

See attached Exhibit Index.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE HOLDINGS, INC.

Date: October 1, 2008	By:	/s/ Glenn S. Palmer
Glenn S. Palmer
Interim Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit

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