Form 10-Q/A
period 2007-06-30
BLUE HOLDINGS, INC.
filed 2008-10-01
CIK 1139683

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
Yes ☐ No ☒

As of August 13, 2007, 26,232,200 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

		Page

PART I	Financial Information

Item 1.	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets as of June 30, 2007
	(Restated, Unaudited) and December 31, 2006	4

	Unaudited Condensed Consolidated Statements of Operations
	for the three and six months ended June 30, 2007 (as restated) and 2006	5

	Unaudited Condensed Consolidated Statement of Stockholders’ Equity
	for the three and six months ended June 30, 2007 (as restated) and 2006	6

	Unaudited Condensed Consolidated Statements of Cash Flows
	for the three and six months ended June 30, 2007 (as restated) and 2006	7

	Notes to the Unaudited Condensed Consolidated Financial Statements
	for the three and six months ended June 30, 2007 (as restated) and 2006	8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	28

Item 4.	Controls and Procedures	43

PART II	Other Information

Item 6.	Exhibits	45

EXPLANATORY NOTE

Blue Holdings, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed with the Securities and Exchange Commission on August 14, 2007 (the “Form 10-Q”). This filing amends and restates our unaudited condensed consolidated balance sheet as of June 30, 2007, and the condensed consolidated statements of operations, stockholders equity (deficiency), and cash flows for the three and six month periods ending June 30, 2007 to reflect the Company’s failure to record $1,302,842 of inventory purchased from a vendor that was directly paid for by Mr. Guez. The Company has now agreed to a settlement with Mr. Guez relating to these disputed amounts. The effects of the settlement agreement on the Form 10-Q for the three and six months ending June 30, 2007 are detailed in Note 1(d) of the accompanying restated condensed consolidated financial statements.

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

PART I
ITEM 1.	CONDENSED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(As restated)
	(Unaudited)
ASSETS
Current assets:
Cash	$184,519	$109,031
Due from factor, net of reserves of $185,417and $178,801, respectively	1,239,041	1,366,588
Accounts receivable, net of reserves of $1,169,330 and $901,941, respectively:
- Purchased by factor with recourse	6,279,254	7,662,198
- Others	386,569	19,312
Inventories, net of reserves of $1,030,655 and $1,742,893 respectively	8,461,464	5,394,006
Due from related parties	-	-
Income taxes receivable	2,016,875	2,030,919
Deferred income taxes	1,956,388	2,488,082
Prepaid expenses and other current assets	1,308,530	396,810
Total current assets	21,832,640	19,466,946

Deferred income taxes	774,293	-
Property and equipment, net of accumulated depreciation	1,648,022	1,611,171
Total assets	$24,254,955	$21,078,117

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank overdraft	811,773	$266,788
Accounts payable	1,474,783	2,820,024
Short-term borrowings	14,069,439	10,026,814
Due to related parties	125,734	710,153
Advances from majority shareholder	3,343,958	1,876,991
Current portion of liability for unrecognized tax benefits	96,850	-
Accrued expenses and other current liabilities	1,674,769	2,133,932
Total current liabilities	21,597,306	17,834,702

Non-current portion of liability for unrecognized tax benefits	170,884
Total liabilities	21,768,190	17,834,702

Stockholders' equity:
Common stock $0.001 par value, 75,000,000 shares authorized, 26,232,200 and 26,057,200 shares issued and outstanding, respectively	26,232	26,057
Additional paid-in capital	5,329,163	4,964,091
Accumulated deficit	(2,868,630)	(1,746,733)
Total stockholders' equity	2,486,765	3,243,415
Total liabilities and stockholders' equity	$24,254,955	$21,078,117

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	—Three Months Ending—		—Six Months Ending—
	2007	2006	2007	2006
	(As restated)		(As restated)

Net sales	$8,401,971	$15,180,652	$16,842,193	$27,058,531

Cost of goods sold	4,973,237	7,752,299	8,581,433	13,680,915

Gross profit	3,428,734	7,428,353	8,260,760	13,377,616

Selling, distribution & administrative expenses	4,057,091	4,322,680	8,577,659	8,923,087

Income (loss) before other expenses and provision for income taxes	(628,357)	3,105,673	(316,899)	4,454,529

Other expenses - Interest expense	414,389	214,449	752,533	385,762

Income (loss) before provision for income taxes	(1,042,746)	2,891,224	(1,069,432)	4,068,767

Provision for income taxes	-	1,176,728	-	1,674,095

Net income (loss)	$(1,042,746)	$1,714,496	$(1,069,432)	$2,394,672

Income (loss) per common share, basic and diluted	(0.04)	0.07	(0.04)	0.09

Weighted average shares outstanding, basic and diluted	26,057,200	26,057,200	26,057,200	26,057,200

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED) (RESTATED)

	Common Shares Issued		Additional
		Par Value	Paid In	Accumulated
	Number	0.001	Capital	Deficit	Total
				(As restated)	(As restated)

Balance, January 1, 2007	26,057,200	$26,057	$4,964,091	$(1,746,733)	$3,243,415

Fair value of vested stock options	-	-	137,747		137,747

Cumulative effect of adoption of FIN 48	-	-		(52,465)	(52,465)

Fair value of shares issued under co-branding agreement	175,000	175	227,325		227,500

Net loss for the period (as restated)	-	-	-	(1,069,432)	(1,069,432)

Balance, June 30, 2007 (as restated)	26,232,200	$26,232	$5,329,163	$(2,868,630)	$2,486,765

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

	2007	2006
	(As restated)
Cash flows from operating activities:
Net income (loss)	$(1,069,432)	$2,394,672
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	187,679	77,470
Fair value of vested stock options	137,747	229,198
Changes in assets and liabilities:
Accounts receivable	1,015,687	(4,994,324)
Due from factor	127,547	(69,905)
Income taxes receivable	14,044	-
Inventories	(3,067,458)	(3,350,545)
Due to related parties	(584,419)	666,026
Due from related parties	-	15,974
Deferred income taxes	(27,330)	(365,071)
Prepaid expenses and other current assets	(684,220)	(183,178)
Income tax payable	-	176,055
Bank overdraft	544,985	(616,020)
Accounts payable	(1,345,241)	730,153
Other current liabilities	(459,163)	(75,012)
Net cash used in operating activities	(5,209,574)	(5,364,507)

Cash flows from investing activities:
Purchase of equipment	(224,530)	(364,837)
Deferred acquisition costs	-	(236,619)
Net cash used in investing activities	(224,530)	(601,456)

Cash flows from financing activities:
Short-term borrowings	4,042,625	3,423,169
Advances from majority shareholder	1,466,967	2,422,231
Net cash provided by financing activities	5,509,592	5,845,400

Net (decrease) increase in cash	75,488	(120,563)
Cash at beginning of period	109,031	228,127
Cash at end of period	$184,519	$107,564

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$752,533	$385,762

Cash paid for income tax	$12,866	$1,855,200

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Cumulative effect of adoption of FIN 48	$52,465	$-

Increase in prepaids for fair value of stock issued under co-branding agreement	$227,500	$-

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (AS RESTATED)

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

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (AS RESTATED)

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

(d) Restatement

The Company has restated its unaudited condensed consolidated balance sheet as of June 30, 2007, and the condensed consolidated statements of operations, stockholders equity (deficiency), and cash flows for the three and six month periods ending June 30, 2007.

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

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (AS RESTATED)

In early May 2008, Mr. Guez informed the Company of claims for sums he believed were due and owing to him pursuant to advances made to and payments made on behalf of the Company during fiscal 2007 that were inaccurately recorded in the Company’s previously filed financial statements for the three and six month periods ended June 30, 2007.

The Audit Committee commenced a review of these potential errors and instructed management to review the Registrant’s books and records to obtain a summary of transactions recorded and amounts owed per such records. These investigations revealed accounting errors in the Registrant’s related party accounts pertaining to payables due Mr. Guez as of June 30, 2007. These errors related to the Company not recording $1,302,842 of inventory purchased from a vendor that was directly paid for by Mr. Guez. The Company has now agreed to a settlement with Mr. Guez relating to these disputed amounts.

In light of this dispute and settlement, the Audit Committee and Management of the Company have determined that the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2007 need to be restated due to accounting errors in the Company’s related party accounts. The effects of the settlement agreement on the previously filed Form 10-Q for the three and six months ending June 30, 2007 are summarized as follows:

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (AS RESTATED)

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2007	June 30, 2007		June 30, 2007
	(As initially reported	(Adjustment)		(As restated)
ASSETS
Current assets:
Cash	$184,519			$184,519
Due from factor, net of reserves	1,239,041			1,239,041
Accounts receivable, net of reserves:
- Purchased by factor with recourse	6,279,254			6,279,254
- Other	386,569			386,569
Inventories, net of reserves	8,461,464			8,461,464
Due from related parties	-			-
Income taxes receivable	2,016,875			2,016,875
Deferred income taxes	1,847,472	108,916	(2)	1,956,388
Prepaid expenses and other current assets	1,308,530			1,308,530
Total current assets	21,723,724	108,916		21,832,640

Deferred income taxes	774,293			774,293
Property and equipment, net of accumulated depreciation	1,648,022			1,648,022
Total assets	$24,146,039	$108,916		$24,254,955

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank overdraft	811,773			811,773
Accounts payable	1,474,783			1,474,783
Short-term borrowings	14,069,439			14,069,439
Due to related parties	125,734			125,734
Advances from majority shareholder	2,041,116	1,302,842	(1)	3,343,958
Current portion of liability for unrecognized tax benefits	96,850			96,850
Accrued expenses and other current liabilities	1,674,769			1,674,769
Total current liabilities	20,294,464	1,302,842		21,597,306

Non-current portion of liability for unrecognized tax benefits	170,884			170,884
Total liabilities	20,465,348	1,302,842		21,768,190

Stockholders' equity:
Common stock $0.001 par value, 75,000,000 shares authorized, 26,232,200 shares issued and outstanding	26,232			26,232
Additional paid-in capital	5,329,163			5,329,163
Accumulated deficit	(1,674,704)	(1,193,926)		(2,868,630)
Total stockholders' equity	3,680,691	(1,193,926)		2,486,765
Total liabilities and stockholders' equity	$24,146,039	$108,916		$24,254,955

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (AS RESTATED)

	Three Months Ended				Six Months Ended
	June 30,	June 30,		June 30,	June 30,	June 30,		June 30,
	2007	2007		2007	2007	2007		2007
	(As initially	(Adjustment)		(As restated)	(As initially	(Adjustment)		(As restated)
	reported)				reported)

Net sales	$8,401,971			$8,401,971	$16,842,193			$16,842,193

Cost of goods sold	3,910,830	1,062,407	(1)	4,973,237	7,278,591	1,302,842	(1)	8,581,433

Gross profit	4,491,141	(1,062,407)		3,428,734	9,563,602	(1,302,842)		8,260,760

Selling, distribution & administrative expenses	4,057,091	-		4,057,091	8,577,659	-		8,577,659

Income (loss) before other expenses and provision for income taxes	434,050	(1,062,407)		(628,357)	985,943	(1,302,842)		(316,899)

Other expenses - Interest expense	414,389	-		414,389	752,533	-		752,533

Income (loss) before provision for income taxes	19,661	(1,062,407)		(1,042,746)	233,410	(1,302,842)		(1,069,432)

Provision for income taxes	12,425	(12,425	)(2)	-	108,916	(108,916	)(2)	-

Net income (loss)	$7,236	$(1,049,982)		$(1,042,746)	$124,494	$(1,193,926)		$(1,069,432)

Income (loss) per common share, basic and diluted	$0.00	$(0.04	)(3)	$(0.04)	$0.00	$(0.04	)(3)	$(0.04)

Weighted average shares outstanding, basic and diluted	26,057,200			26,057,200	26,057,200			26,057,200

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (AS RESTATED)

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

	2007	2007		2007
	(As initially	(Adjustment)		(As restated)
	reported)
Cash flows from operating activities:
Net income (loss)	$124,494	$(1,193,926	)(1,2)	$(1,069,432)
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	187,679			187,679
Fair value of vested stock options	137,747			137,747
Changes in assets and liabilities:
Accounts receivable	1,015,687			1,015,687
Due from factor	127,547			127,547
Income taxes receivable	14,044			14,044
Inventories	(3,067,458)			(3,067,458)
Due to related parties	(584,419)			(584,419)
Deferred income taxes	81,586	(108,916	)(2)	(27,330)
Prepaid expenses and other current assets	(684,220)			(684,220)
Bank overdraft	544,985			544,985
Accounts payable	(1,345,241)			(1,345,241)
Other current liabilities	(459,163)			(459,163)
Net cash used in operating activities	(3,906,732)	(1,302,842)		(5,209,574)

Cash flows from investing activities:
Purchase of equipment	(224,530)	-		(224,530)
Net cash used in investing activities	(224,530)	-		(224,530)

Cash flows from financing activities:
Short-term borrowings	4,042,625	-		4,042,625
Advances from majority shareholder	164,125	1,302,842	(1)	1,466,967
Net cash provided by financing activities	4,206,750	1,302,842		5,509,592

Net (decrease) increase in cash	75,488	-		75,488
Cash at beginning of period	109,031	-		109,031
Cash at end of period	$184,519	$-		$184,519

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$752,533	$-		$752,533

Cash paid for income tax	$12,866	$-		$12,866

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Cumulative effect of adoption of FIN 48	$52,465	$-		$52,465

Increase in prepaids for fair value of stock issued under co-branding agreement	$227,500	$-		$227,500

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (AS RESTATED)

Description of adjustments:

1.
To reflect a $1,302,842 adjustment to cost of sales and to increase payable to Paul Guez at June 30, 2007 for inventory purchases paid directly to a vendor by Mr. Guez that were not previously recorded.

2.	To remove the previously recorded tax provision for the period.

3.	To reflect change in loss per share based on adjustments.

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

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (AS RESTATED)

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

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (AS RESTATED)

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

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (AS RESTATED)

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

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (AS RESTATED)

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

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (AS RESTATED)

NOTE 4 - INVENTORIES

Inventories at June 30, 2007 and December 31, 2006 are summarized as follows:

	June 30,	December 31,
	2007	2006

Raw Materials	$3,383,495	$3,583,019
Work-in-Process	1,930,260	991,775
Finished Goods	4,178,364	2,562,105
	$9,492,119	$7,136,899

Less: Inventory valuation allowance	$(1,030,655)	(1,742,893)
TOTAL	$8,461,464	$5,394,006

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2007 and December 31, 2006 are summarized as follows:

	June 30,	December 31,
	2007	2006

Furniture	$20,782	$14,294
Leasehold Improvements	1,293,277	1,219,094
Computer Equipment	760,752	616,551
	2,074,811	1,849,939
Less: Accumulated depreciation and Amortization	(426,789)	(238,768)
	$1,648,022	$1,611,171

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (AS RESTATED)

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

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (AS RESTATED)

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

From time to time, the Company’s majority shareholder, Mr. Paul Guez, made advances to the Company to support its working capital needs. These advances were non-interest bearing and unsecured, with no formal terms of repayment. On July 1, 2006, Mr. Guez converted the advances to a line of credit in an agreement with the Company. The line of credit allows the Company to borrow from him up to a maximum of $3 million at an interest rate of 6% per annum. The Company may repay the advances in full or in part at any time until the credit line expires and repayment is required, on December 31, 2007. As of June 30, 2007 and December 31, 2007, the balance of these advances was $3,343,958 (as restated) and $1,876,991 respectively, and accrued interest thereon was $67,501 and $0, respectively. Interest expense includes $35,490 and $0, for three months ended June 30, 2007 and 2006, respectively, and $67,501 and $0, for six months ended June 30, 2007 and 2006, respectively.

NOTE 8 - INCOME TAX

The Company accounts for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

The Company’s provision for income taxes was $0 (as restated) for the six months ended June 30, 2007 compared to $1,674,095 for the same period of the prior year.

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (AS RESTATED)

The provision for income taxes consists of the following for the periods ended June 30:

	2007	2006
	(As restated)
Current
Federal	$0	$1,464,225
State	0	436,649
Deferred
Federal	0	(188,416)
State	0	(38,363)
Provision for income tax expense	$0	$1,674,095

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows for the periods ended June 30:

	2007	2006
Statutory federal rate	34.00%	34.00%
State taxes, net of federal benefit	5.50	6.50
Permanent differences	0.00	0.00
Change in valuation reserve	-39.50	0.00
Other	0	0.6
Effective tax rate	0.00%	41.10%

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

The Company adopted the provisions of FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized a $52,465 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (AS RESTATED)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the period ended June 30, 2007, the Company recognized in income tax expense $0 (as restated) for interest and penalties. The Company included in its balance for unrecognized tax benefits at June 30, 2007 $61,489 for the payment of interest and penalties.

NOTE 9 – STOCK OPTIONS

Under the Company’s 2005 Stock Incentive Plan (the “Company Plan”), the Company may grant qualified and nonqualified stock options and stock purchase rights to selected employees. The Company reserved 2,500,000 shares of common stock for issuance under the Company Plan.

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (AS RESTATED)

At June 30, 2007, options outstanding are as follows:

	Number of options	Weighted average exercise price	Intrinsic Value

Balance at January 1, 2007	335,500	$5.75	-
Granted	300,000	$1.98	-
Exercised	-	-
Cancelled	(146,000)	$5.20	-
Balance at December 31, 2006	489,500	$3.48	-

Additional information regarding options outstanding as of June 30, 2007 is as follows:

Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$8.10	42,000	7.68	$8.10	22,000	$8.10
$5.30	33,500	8.12	$5.30	33,500	$5.30
$5.20	114,000	8.50	$5.20	35,500	$5.20
$1.98	300,000	9.75	$1.98	100,000	$1.98
$1.98 - $8.10	489,500	9.17	$3.48	191,000	$3.87

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

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (AS RESTATED)

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

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (AS RESTATED)

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

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 (AS RESTATED)

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

NOTE 12-SUBSEQUENT EVENTS

On July 24, 2007, the Company appointed Glenn S. Palmer as its new Chief Executive Officer and President. The Employment Agreement is effective as of July 1, 2007 and will terminate on December 31, 2009. Under the terms of the Employment Agreement, Mr. Palmer will receive base compensation for each of the third and fourth quarters of fiscal 2007 of $87,500 and minimum annual compensation for each of fiscal 2008 and 2009 of $400,000. Mr. Palmer is also entitled to receive an annual bonus equivalent to 2.5% of the Company’s earnings before interest, taxes, depreciation and amortization for each of the years ended December 31, 2008 and 2009, and is eligible to receive a bonus for the period ended December 31, 2007, if any, as determined by the Compensation Committee of the Company’s Board of Directors. Mr. Palmer is also entitled to four weeks paid vacation and reimbursement of expenses, including up to $2,000 per month for all expenses incurred by Mr. Palmer with respect to his personal automobile. The Company has also agreed to provide Mr. Palmer with a furnished apartment or comparable living space in Los Angeles, California suitable to his position for the initial twelve months of the term of the Employment Agreement. Additionally, the Company has agreed to pay for no more than two coach or economy class round trip tickets per month from Los Angeles to New Jersey for Mr. Palmer. As an inducement material to Mr. Palmer’s decision to enter into employment with the Company, the Company agreed to grant Mr. Palmer an option to purchase 625,000 shares of the Company’s common stock. The option has a term of 10 years, a per share exercise price of $1.40 and will vest over a period of two years, with 125,000 shares vesting on the date of grant and 125,000 shares vesting on each subsequent six-month anniversary of the date of grant. All unexercised options outstanding as of the date of any termination of Mr. Palmer’s employment with the Registrant will expire.

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

Subsequent Significant Developments

On July 24, 2007, we appointed Glenn S. Palmer as our new Chief Executive Officer and President. Mr. Palmer’s Employment Agreement is effective as of July 1, 2007 and will terminate on December 31, 2009. Under the terms of the Employment Agreement, Mr. Palmer will receive base compensation for each of the third and fourth quarters of fiscal 2007 of $87,500 and minimum annual compensation for each of fiscal 2008 and 2009 of $400,000. Mr. Palmer is also entitled to receive an annual bonus equivalent to 2.5% of our earnings before interest, taxes, depreciation and amortization for each of the years ended December 31, 2008 and 2009, and is eligible to receive a bonus for the period ended December 31, 2007, if any, as determined by the Compensation Committee of our Board of Directors. Mr. Palmer is also entitled to four weeks paid vacation and reimbursement of expenses, including up to $2,000 per month for all expenses incurred by Mr. Palmer with respect to his personal automobile. We have also agreed to provide Mr. Palmer with a furnished apartment or comparable living space in Los Angeles, California suitable to his position for the initial twelve months of the term of the Employment Agreement. Additionally, we have agreed to pay for no more than two coach or economy class round trip tickets per month from Los Angeles to New Jersey for Mr. Palmer. As an inducement material to Mr. Palmer’s decision to enter into employment with us, we agreed to grant Mr. Palmer an option to purchase 625,000 shares of our common stock. The option has a term of 10 years, a per share exercise price of $1.40 and will vest over a period of two years, with 125,000 shares vesting on the date of grant and 125,000 shares vesting on each subsequent six-month anniversary of the date of grant. All unexercised options outstanding as of the date of any termination of Mr. Palmer’s employment with us will expire.

Mr. Palmer has commenced the implementation of a comprehensive action plan with key strategic initiatives focused on cutting costs to reduce our SG&A by approximately 10% by the end of the year, selling off our excess inventory, and aggressively reviewing and evaluating the long-term viability of our brands, licensees and retail strategy.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(As restated)		(As restated)
Net Sales	$8,401,971	$15,180,652	$16,842,193	$27,058,531
Gross Profit	3,428,734	7,428,353	8,260,760	13,377,616
Percentage of net sales	41%	49%	49%	49%
Selling, distribution & administrative expenses	$4,057,091	$4,322,680	$8,577,659	$8,923,087
Percentage of net sales	48%	28%	51%	33%
Income before provision for income taxes	$(1,042,746)	$2,891,224	$(1,069,432)	$4,068,767
Percentage of net sales	-12%	19%	-6%	15%
Net income	$(1,042,746)	$1,714,496	$(1,069,432)	$2,394,672
Percentage of net sales	-12%	11%	-6%	9%

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

Gross profit for the three months ended June 30, 2007 decreased to $3.43 million from $7.43 million in the three months ended June 30, 2006. The decrease in gross profit was largely due to reduced sales during the quarter ended June 30, 2007. However, we expect our gross margin to be maintained at approximately 50% in the future.

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

Net Loss after provision for taxes in the second quarter of 2007 was $(1.04) million or (12%) of net sales compared to net income of $1.7 million or 11% of net sales in the second quarter of 2006. Basic and diluted earnings per share decreased to $(0.04) from $0.07 in the same period of last year. For the three months ended June 30, 2007, the Company provided $0 million for income tax compared to $1.18 million for the three months ended June 30, 2006.

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

Gross profit for the six months ended June 30, 2007 decreased to $8.26 million from $13.38 million during the same period last year. The decrease in gross profit was largely due to reduced sales during the six months ended June 30, 2007. However, we expect our gross margin to be maintained at approximately 50% in the future.

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

Net Loss after provision for taxes during the six months ended June 30, 2007 was $(1.07) million or (6%) of net sales compared to $2.39 million or 8.9% of net sales during the same period of 2006. Basic and diluted earnings per share decreased to $(0.04) from $0.09 in the same period of last year. For the six months ended June 30, 2007, the Company provided $0 million for income tax compared to $1.67 million for the six months ended June 30, 2006.

Liquidity and Capital Resources

We believe we currently have adequate resources to fund our anticipated cash needs through December 31, 2007 and beyond. However, an adverse business development could require us to raise additional financing sooner than anticipated.

For the six months ended June 30, 2007, net cash used in operating activities was $(5.2 million). The deficit was primarily due to the net loss of $1.07 million, an increase of $3.1 million in inventory and $0.7 million in prepaid and other current assets and a decrease in accounts payable of $1.3 million and was offset by a decrease in accounts receivables of $1.0 million, and an increase in bank overdraft of $0.5 million. Net cash provided by financing activities was $5.5 million due to an increase in short-term borrowings by $4.0 million and an increase in advances from our majority shareholder by $1.5 million.

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

From time to time, our majority shareholder, Mr. Paul Guez, made advances to us to support our working capital needs. These advances were non-interest bearing. On July 1, 2006, Mr. Guez converted the advances to a line of credit in an agreement with us. The line of credit allows us to borrow from him up to a maximum of $3 million at an annual interest rate of 6%. We may repay the advances in full or in part at any time until the credit line expires on December 31, 2007. As of June 30, 2007, the balance of these advances was $3.3 million (as restated).

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and subsequent to the filing of the Form 10-Q concluded that, because of the material weaknesses in our internal control over financial reporting discussed above, our disclosure controls and procedures were in fact not effective as of June 30, 2007.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2007, there were no changes in the internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

To remediate the material weaknesses in our disclosure controls and procedures identified above, management will implement additional documentation control procedures with respect to accounting for and reporting related party transactions.

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

10.1
Letter of Intent dated May 9, 2007 and effective May 11, 2007 between the Registrant and William Adams. Incorporated by reference to Appendix A of the Registrant’s revised Definitive Proxy Statement filed with the Securities and Exchange Commission on June 1, 2007.

10.2	Letter Agreement dated May 30, 2007 and executed on June 12, 2007 between the Registrant and William Adams. Previously filed with the Form 10-Q filed on August 14, 2007.

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