Form 10-Q/A
period 2007-09-30
BLUE HOLDINGS, INC.
filed 2008-10-01
CIK 1139683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

(323) 72 6-0297
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
Yes   ☐  No   ☒

As of November 13, 2007, 26,232,200 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

		Page

PART I	Financial Information

Item 1.	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2007 (As restated, unaudited) and December 31, 2006	4

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 (as restated) and 2006	5

	Unaudited Condensed Consolidated Statement of Stockholders’ Equity (Deficiency) for the three and nine months ended September 30, 2007 (as restated) and 2006	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2007 (as restated) and 2006	7

	Notes to the Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2007 (as restated) and 2006	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 4.	Controls and Procedures	44

PART II	Other Information

Item 6.	Exhibits	46

EXPLANATORY NOTE

Blue Holdings, Inc. is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 filed with the Securities and Exchange Commission on November 14, 2007 and amended on November 29, 2007 (the “Form 10-Q”). This filing amends and restates our unaudited condensed consolidated balance sheet as of September 30, 2007, and the condensed consolidated statements of operations, stockholders equity (deficiency), and cash flows for the three and nine month periods ending September 30, 2007 to reflect the Company’s failure to record $1,302,842 of inventory purchased from a vendor that was directly paid for by Mr. Guez, and rental expense for an office facility used by the Company that is owned by the living trust of Paul and Elizabeth Guez in the amount of $24,000. The Company has now agreed to a settlement with Mr. Guez relating to these disputed amounts. The effects of the settlement agreement on the previously filed Form 10-Q for the three and nine months ending September 30, 2007 are detailed at Note 1(d) of the accompanying restated condensed consolidated financial statements.

This Amendment No. 2 amends and restates the following items of the Form 10-Q as described above: (i) Part I, Item 1 - Financial Statements; (ii) Part I, Item 2 - Management’s Discussion and Analysis of Result of Operations and Financial Condition; (iii) Part I, Item 4 - Controls and Procedures and (iv) Part II, Item 6 - Exhibits.

All information in the Form 10-Q, as amended by this Amendment No. 2, speaks as to the date of the original filing of our Form 10-Q for such period and does not reflect any subsequent information or events except as noted in this Amendment No. 2. All information contained in this Amendment No. 2 is subject to updating and supplementing as provided in our reports, as amended, filed with the Securities and Exchange Commission subsequent to the date of the initial filing of the Form 10-Q.

PART I

ITEM 1. CONDENSED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30	December 31,
	2007	2006
	( As Restated)
	(Unaudited)
Current assets:
Cash	$221,202	$109,031
Due from factor, net of reserves of $106,237 and $178,801, respectively	2,662,425	1,366,588
Accounts receivable, net of reserves of $1,193,000 and $901,941, respectively:
- Purchased by factor with recourse	3,380,109	7,662,198
- Others	146,672	19,312
Inventories, net of reserves of $590,701 and $1,742,893 respectively	8,943,060	5,394,006
Due from related parties	-	-
Income taxes receivable	61,190	2,030,919
Deferred income taxes	884,101	2,488,082
Prepaid expenses and other current assets	1,120,502	396,810
Total current assets	17,419,261	19,466,946

Deferred income taxes	1,875,925	-
Property and equipment, net of accumulated depreciation	1,881,012	1,611,171
Total assets	$21,176,198	$21,078,117

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Bank overdraft	903,804	$266,788
Accounts payable	864,559	2,820,024
Short-term borrowings	14,463,317	10,026,814
Due to related parties	85,778	710,153
Advances from majority shareholder	1,326,842	1,876,991
Current portion of liability for unrecognized tax benefits	96,850	-
Current portion of convertible debt	-
Accrued expenses and other current liabilities	2,042,379	2,133,932
Total current liabilities	19,783,529	17,834,702

Loan from majority shareholder	2,556,682	-
Non-current portion of liability for unrecognized tax benefits	231,592	-
Non-current portion of convertible debt	-
Total liabilities	22,571,803	17,834,702

Stockholders' equity (deficiency):
Preferred stock $0.001 stated value, 5,000,000 shares authorized, 1,000,000
Series A convertible shares issued with 6% cumulative dividend of the designated purchase price and initial conversion price of $0.7347 (note 12)
Common stock $0.001 par value, 75,000,000 shares authorized, 26,232,200 and
26,057,200 shares issued and outstanding, respectively	26,232	26,057
Additional paid-in capital	5,445,904	4,964,091
Accumulated deficit	(6,867,741)	(1,746,733)
Total stockholders' equity (deficiency)	(1,395,605)	3,243,415
Total liabilities and stockholders' equity (deficiency)	$21,176,198	$21,078,117

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (AS RESTATED) AND 2006

	Three Months Ending		Nine Months Ending
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2007	2006	2007	2006
	(As Restated)		(As Restated)

Net sales	$9,458,399	$14,551,581	$26,300,592	$41,610,112

Cost of goods sold	8,511,248	10,116,732	17,092,681	23,797,647

Gross profit	947,151	4,434,849	9,207,911	17,812,465

Selling, distribution & administrative expenses	4,492,960	4,281,467	13,070,619	13,204,554

Income (loss) before other expenses and provision for income taxes	(3,545,809)	153,382	(3,862,708)	4,607,911

Other expenses:
Interest expense	453,302	257,997	1,205,835	643,759
Expenses relating to the acquisition of Long Rap, Inc.	-	500,887	-	500,887

Income (loss) before provision for income taxes	(3,999,111)	(605,502)	(5,068,543)	3,463,265

Provision (benefit) for income taxes	-	(184,642)	-	1,489,453

Net income (loss)	$(3,999,111)	$(420,860)	$(5,068,543)	$1,973,812

Income (loss) per common share, basic and diluted	$(0.15)	$(0.02)	$(0.19)	$0.08

Weighted average shares outstanding, basic and diluted	26,232,200	26,057,200	26,154,422	26,057,200

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED) (RESTATED)

	Common Shares Issued		Additional
		Par Value	Paid In	Accumulated
	Number	0.001	Capital	Deficit	Total

Balance, January 1, 2007	26,057,200	$26,057	$4,964,091	$(1,746,733)	$3,243,415

Fair value of vested stock options	-	-	254,488		254,488

Cumulative effect of adoption of FIN 48	-	-		(52,465)	(52,465)

Fair value of shares issued under co-branding agreement	175,000	175	227,325		227,500

Net loss for the period (as restated)	-	-	-	(5,068,543)	(5,068,543)

Balance, Setptember 30, 2007 (as restated)	26,232,200	$26,232	$5,445,904	$(6,867,741)	$(1,395,605)

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

	2007	2006
	(As Restated)
Cash flows from operating activities:
Net income (loss)	$(5,068,543)	$1,973,812
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	312,442	136,644
Fair value of vested stock options	254,488	356,528
Changes in assets and liabilities:
Accounts receivable	4,154,729	(3,598,620)
Due from factor	(1,295,837)	(789,990)
Income taxes receivable	1,969,729	-
Inventories	(3,549,054)	(3,629,291)
Due to related parties	(624,375)	399,950
Due from related parties	-	15,974
Deferred income taxes	4,033	(235,423)
Prepaid expenses and other current assets	(496,192)	(740,641)
Income tax payable	-	(650,468)
Bank overdraft	637,016	(594,303)
Accounts payable	(1,955,466)	553,751
Other current liabilities	(91,553)	588,046
Net cash used in operating activities	(5,748,583)	(6,214,031)

Cash flows from investing activities:
Purchase of equipment	(582,282)	(1,216,063)
Net cash used in investing activities	(582,282)	(1,216,063)

Cash flows from financing activities:
Short-term borrowings	4,436,503	4,912,007
Advances from majority shareholder	2,006,533	2,412,025
Net cash provided by financing activities	6,443,036	7,324,032

Net (decrease) increase in cash	112,171	(106,062)
Cash at beginning of period	109,031	228,127
Cash at end of period	$221,202	$122,065

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$1,205,835	$643,759

Cash paid for income tax	$-	$2,551,605

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Cumulative effect of adoption of FIN 48	$52,465	$-

Increase in prepaids for fair value of stock issued under co-branding agreement	$227,500	$-

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (AS RESTATED) AND 2006

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (AS RESTATED) AND 2006

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

(d) Restatement of Condensed Consolidated Financial Statements

The Company has restated its unaudited condensed consolidated balance sheet as of September 30, 2007, and the condensed consolidated statements of operations, stockholders equity (deficiency), and cash flows for the three and nine month periods ending September 30, 2007.

From time to time Paul Guez, the Company’s Chairman of the Board and majority stockholder, and his spouse Elizabeth Guez made advances to the Company to support its working capital needs. These advances are part of a line of credit agreement with Mr. Guez which allows the Company to borrow from him up to a maximum of $3,000,000 at an interest rate of 6% per annum (the “Revolving Line”). The Company may repay the advances in full or in part at any time until the Revolving Line expires and repayment is required on December 31, 2007. The Company also maintains several due/to from related party accounts with Mr. Guez and his affiliated companies where funds are advanced to cover certain operating expenses. These advances are unsecured, non-interest bearing with no formal terms of repayment.

 BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (AS RESTATED) AND 2006

In early May 2008, Mr. Guez informed the Company of claims for sums he believed were due and owing to him pursuant to advances made to and payments made on behalf of the Company during fiscal 2007 that were inaccurately recorded in the Company’s previously filed financial statements for the three and nine month periods ended September 30, 2007.

The Audit Committee commenced a review of these potential errors and instructed management to review the Registrant’s books and records to obtain a summary of transactions recorded and amounts owed per such records. These investigations revealed accounting errors in the Registrant’s related party accounts pertaining to payables due Mr. Guez as of September 30, 2007. These errors related to the Company not recording $1,302,842 of inventory purchased from a vendor that was directly paid for by Mr. Guez, and rental expense for an office facility used by the Company that is owned by the living trust of Paul and Elizabeth Guez in the amount of $24,000. The Company has now agreed to a settlement with Mr. Guez relating to these disputed amounts.

In light of this dispute and settlement, the Audit Committee and Management of the Company have determined that the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2007 need to be restated due to accounting errors in the Company’s related party accounts. The effects of the settlement agreement on the previously filed Form 10-Q for the three and nine months ending September 30, 2007 are summarized as follows:

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (AS RESTATED) AND 2006

ASSETS	September 30	September 30		September 30
	2007	2007		2007
	(As initially	(Adjustment)		(As restated)
	reported)
Current assets:
Cash	$221,202			$221,202
Due from factor, net of reserves	2,662,425			2,662,425
Accounts receivable, net of reserves:
- Purchased by factor with recourse	3,380,109			3,380,109
- Others	146,672			146,672
Inventories, net of reserves	8,943,060			8,943,060
Due from related parties	-			-
Income taxes receivable	61,190			61,190
Deferred income taxes	868,011	16,090	(3)	884,101
Prepaid expenses and other current assets	1,120,502			1,120,502
Total current assets	17,403,171	16,090		17,419,261

Deferred income taxes	1,875,925			1,875,925
Property and equipment, net of accumulated depreciation	1,881,012			1,881,012
Total assets	$21,160,108	$16,090		$21,176,198

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Bank overdraft	903,804			903,804
Accounts payable	864,559			864,559
Short-term borrowings	14,463,317			14,463,317
Due to related parties	85,778			85,778
Advances from majority shareholder	-	1,326,842	(1,2)	1,326,842
Current portion of liability for unrecognized tax benefits	96,850			96,850
Current portion of convertible debt	-			-
Accrued expenses and other current liabilities	2,042,379			2,042,379
Total current liabilities	18,456,687	1,326,842		19,783,529

Loan from majority shareholder	2,556,682			2,556,682
Non-current portion of liability for unrecognized tax benefits	231,592			231,592
Non-current portion of convertible debt	-	-		-
Total liabilities	21,244,961	1,326,842		22,571,803

Stockholders' equity (deficiency):
Preferred stock $0.001 stated value, 5,000,000 shares authorized, 1,000,000
Series A convertible shares issued with 6% cumulative dividend of the designated purchase price and initial conversion price of $0.7347 (note 12)
Common stock $0.001 par value, 75,000,000 shares authorized	26,232			26,232
Additional paid-in capital	5,445,904			5,445,904
Accumulated deficit	(5,556,989)	(1,310,752)		(6,867,741)
Total stockholders' equity (deficiency)	(84,853)	(1,310,752)		(1,395,605)
Total liabilities and stockholders' equity (deficiency)	$21,160,108	$16,090		$21,176,198

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (AS RESTATED) AND 2006

	Three Months Ended				Nine Months Ended
	Sept. 30,	Sept. 30,		Sept. 30,	Sept. 30,	Sept. 30,		Sept. 30,
	2007	2007		2007	2007	2007		2007
	(As initially	(Adjustment)		(As restated)	(As initially	(Adjustment)		(As restated)
	reported)				reported)

Net sales	$9,458,399	-		$9,458,399	$26,300,592	-		$26,300,592

Cost of goods sold	8,511,248	-		8,511,248	15,789,839	1,302,842	(1)	17,092,681

Gross profit	947,151	-		947,151	10,510,753	(1,302,842)		9,207,911

Selling, distribution & administrative expenses	4,468,960	24,000	(2)	4,492,960	13,046,619	24,000	(2)	13,070,619

Income (loss) before other expenses and provision for income taxes	(3,521,809)	(24,000)		(3,545,809)	(2,535,866)	(1,326,842)		(3,862,708)

Other expenses:
Interest expense	453,302	-		453,302	1,205,835	-		1,205,835
Expenses relating to the acquisition of Long Rap, Inc.				-				-

Income (loss) before provision for income taxes	(3,975,111)	(24,000)		(3,999,111)	(3,741,701)	(1,326,842)		(5,068,543)

Provision (benefit) for income taxes	(92,826)	92,826	(3)	-	16,090	(16,090)	(3)	-

Net income (loss)	$(3,882,285)	$(116,826)		$(3,999,111)	$(3,757,791)	$(1,310,752)		$(5,068,543)

Income (loss) per common share, basic and diluted	$(0.15)	$(0.00)	(4)	$(0.15)	$(0.14)	$(0.05)	(4)	$(0.19)

Weighted average shares outstanding, basic and diluted	26,232,200	-		26,232,200	26,154,422	-		26,154,422

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (AS RESTATED) AND 2006

	2007	2007		2007
	(As initially	(Adjustment)		(As restated)
	reported)
Cash flows from operating activities:
Net income (loss)	$(3,757,791)	$(1,310,752)		$(5,068,543)
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	312,442			312,442
Fair value of vested stock options	254,488			254,488
Changes in assets and liabilities:
Accounts receivable	4,154,729			4,154,729
Due from factor	(1,295,837)			(1,295,837)
Income taxes receivable	1,969,729			1,969,729
Inventories	(3,549,054)			(3,549,054)
Due to related parties	(624,375)			(624,375)
Deferred income taxes	20,123	(16,090)	(3)	4,033
Prepaid expenses and other current assets	(496,192)			(496,192)
Bank overdraft	637,016			637,016
Accounts payable	(1,955,466)			(1,955,466)
Other current liabilities	(91,553)			(91,553)
Net cash used in operating activities	(4,421,741)	(1,326,842)		(5,748,583)

Cash flows from investing activities:
Purchase of equipment	(582,282)	-		(582,282)
Net cash used in investing activities	(582,282)	-		(582,282)

Cash flows from financing activities:
Short-term borrowings	4,436,503	-		4,436,503
Advances from majority shareholder	679,691	1,326,842	(1,2)	2,006,533
Net cash provided by financing activities	5,116,194	1,326,842		6,443,036

Net (decrease) increase in cash	112,171	-		112,171
Cash at beginning of period	109,031	-		109,031
Cash at end of period	$221,202	$-		$221,202

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,205,835	$-		$1,205,835

Cash paid for income tax	$-	$-		$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Cumulative effect of adoption of FIN 48	$52,465	$-		$52,465

Increase in prepaids for fair value of stock issued under co-branding agreement	$227,500	$-		$227,500

 BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (AS RESTATED) AND 2006

Description of adjustments:

1.
To reflect a $1,302,842 adjustment to cost of sales and to increase payable to Paul Guez at September 30, 2007 for inventory purchases paid directly to a vendor by Mr. Guez that were not previously recorded.

2.
To reflect a $24,000 adjustment to selling distribution and administrative expenses for lease of an office facility to the Company by the living trust of Paul and Elizabeth Guez that was previously unrecorded.

3.	To remove the previously recorded tax provision for the period.

4.	To reflect change in loss per share based on adjustments.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (AS RESTATED) AND 2006

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (AS RESTATED) AND 2006

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

At September 30, 2007 and 2006, potentially dilutive securities consisted of outstanding common stock options to acquire 1,096,500 and 685,000 shares, respectively. These potentially dilutive securities were not included in the calculation of loss per share for the three and nine months ended September 30, 2007 as they were anti-dilutive for the periods in 2007 and insignificant to the calculation in 2006. Accordingly, basic and diluted earnings per share for each of the three and nine months ended September 30, 2007 and 2006 are the same.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (AS RESTATED) AND 2006

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (AS RESTATED) AND 2006

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

As of September 30, 2007, the factor holds $2,831,979 of accounts receivable purchased from us on a without recourse basis and has made advances to us of $63,315 against those receivables, resulting in a net balance amount Due from Factor of $2,662,425, net of reserves of $106,237, as of September 30, 2007. The Company has accounted for the sale of receivables to the factor in accordance with SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

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

 BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (AS RESTATED) AND 2006

NOTE 4 – RELATED PARTY TRANSACTIONS

Inventories at September 30, 2007 and December 31, 2006 are summarized as follows:

	September 30,	December 31,
	2007	2006
	(Unaudited)

Raw Materials	$3,027,735	$3,583,019
Work-in-Process	1,037,913	991,775
Finished Goods	5,468,113	2,562,105
	9,533,761	7,136,899

Less: Inventory valuation allowance	($590,701)	(1,742,893)
TOTAL	$8,943,060	$5,394,006

NOTE 5 – PROPERTY AND EQUIPMENT

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (AS RESTATED) AND 2006

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

On September 1, 2007, the Company began occupying a design and merchandising facility owned by the living trust of Paul and Elizabeth Guez. While there is no formal lease agreement between the Company and the living trust of Paul and Elizabeth Guez, the parties have agreed that the Company will pay the living trust of Paul and Elizabeth Guez $24,000 per month in rent on a month-to-month basis.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (AS RESTATED) AND 2006

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

Subsequent to September 30, 2007, in early May, 2008, as detailed above at Note 1(d), the Company and Mr. Guez agreed that, as of September 30, 2007, Mr. Guez was in fact owed additional monies totaling $1,326,842, which had not previously been reflected in the Company’s financial statements. Such monies were advanced under the same terms as the line of credit agreement described above and are reflected as a current liability in these restated financial statements.

 BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (AS RESTATED) AND 2006

NOTE 8 – INCOME TAX

The Company accounts for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

The Company’s provision for income taxes, as restated, was $0 for the nine months ended September 30, 2007 compared to $1,489,453 for the same period of the prior year.

The provision for income taxes consists of the following for the periods ended September 30:

	2007	2006
	(As Restated)
Current
Federal	$0	$1,305,011
State	0	419,865
Deferred
Federal	0	(189,462)
State	0	(45,961)
Provision for income tax expense	$0	$1,489,453

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows for the periods ended September 30:

	2007	2006
Statutory federal rate	34.0%	34.0%
State taxes, net of federal benefit	6.6%	7.1%
Income not taxed at Company level	0.0%	2.0%
Permanent differences	0.0%	-0.1%
Change in valuation reserve	-40.4%	0.0%
Unrecognized tax benefits	-0.3%	0.0%
Other	0.1%	0.0%
Effective tax rate	0.0%	43.0%

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (AS RESTATED) AND 2006

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the period ended September 30, 2007, the Company recognized in income tax expense $ 0 for interest and penalties, as reflected in these restated financial statements. The Company included in its balance for unrecognized tax benefits at September 30, 2007 $61,489 for the payment of interest and penalties.

NOTE 9 – STOCK OPTIONS

Under the Company’s 2005 Stock Incentive Plan (the “Company Plan”), the Company may grant qualified and nonqualified stock options and stock purchase rights to selected employees. The Company reserved 2,500,000 shares of common stock for issuance under the Company Plan.

BLUE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (AS RESTATED) AND 2006

At September 30, 2007, options outstanding are as follows:

	Number of options	Weighted average exercise price	Intrinsic Value

Balance at January 1, 2007	335,500	$5.75	-
Granted	925,000	$1.98	-
Exercised	-	-	-
Cancelled	(164,000)	$5.20	-

Balance at September 30, 2007	1,096,500	$2.27	-

	Additional information regarding options outstanding as of June 30, 2007 is as follows:

	Options outstanding				Options exercisable
	Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

	$8.10	42,000	7.43	$8.10	22,000	$8.10
	$5.30	33,500	7.87	$5.30	33,500	$5.30
	$5.20	96,000	8.25	$5.20	35,500	$5.20
	$1.98	300,000	9.50	$1.98	100,000	$1.98
	$1.40	625,000	9.75	$1.40	125,000	$1.40
Total	$1.40 - $8.10	1,096,500	9.40	$2.27	316,000	$2.89

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (AS RESTATED) AND 2006

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (AS RESTATED) AND 2006

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (AS RESTATED) AND 2006

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 (AS RESTATED) AND 2006

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

NOTE 12 – SUBSEQUENT EVENTS

Issue of Series A Convertible Preferred Stock

Subsequent to September 30, 2007 the Company agreed to issue 1,000,000 Series A convertible preferred shares valued at $2,556,682 to Mr. Guez in satisfaction of $2,556,682 of advances to the Company by Mr. Guez. The Series A preferred shares are convertible into 3,479,899 shares of our common stock based on a conversion formula equal to the price per share ($2.556682) divided by the conversion price ($0.7347) multiplied by the total number of Series A preferred shares issued, subject to adjustment in accordance with the provisions of the certificate of designation for the Series A preferred shares. The conversion price equals the average closing price of a share of the Company’s common stock, as quoted on the NASDAQ Capital Market, over the 20 trading days immediately preceding November 13, 2007, the closing date of the transaction. The Series A preferred shares accrue cumulative dividends at the annual rate of 6% of the purchase price in preference to the common stock. The purchase price for the Series A preferred shares is $2.556682 per share. Upon the liquidation or dissolution of the Company the Series A preferred shares are entitled to receive, prior to any distribution to the holders of common stock, 100% of the purchase price plus all accrued but unpaid dividends.

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

Significant Developments in Third Quarter

On July 24, 2007, we appointed Glenn S. Palmer as our new Chief Executive Officer and President. Mr. Palmer’s Employment Agreement is effective as of July 1, 2007, has an initial term that expires on December 31, 2010, and is subject to automatic renewal thereafter for one-year terms unless either party gives the other party written notice of its intention to terminate the Employment Agreement at least 90 days prior to the expiration of the initial term or any renewal term. Under the terms of the Employment Agreement, Mr. Palmer will receive base compensation for each of the third and fourth quarters of fiscal 2007 of $87,500 and minimum annual compensation for each of fiscal 2008 through 2010 of $400,000. Mr. Palmer is also entitled to receive an annual bonus equivalent to 2.5% of our earnings before interest, taxes, depreciation and amortization for each of the years ended December 31, 2008 through 2010, and is eligible to receive a bonus for the period ended December 31, 2007, if any, as determined by the Compensation Committee of our Board of Directors. Mr. Palmer is also entitled to four weeks paid vacation and reimbursement of expenses, including up to $2,000 per month for all expenses incurred by Mr. Palmer with respect to his personal automobile. We have also agreed to provide Mr. Palmer with a furnished apartment or comparable living space in Los Angeles, California suitable to his position for the initial twelve months of the term of the Employment Agreement. Additionally, we have agreed to pay for no more than two coach or economy class round trip tickets per month from Los Angeles to New Jersey for Mr. Palmer. As an inducement material to Mr. Palmer’s decision to enter into employment with us, we agreed to grant Mr. Palmer an option to purchase 625,000 shares of our common stock. The option has a term of 10 years, a per share exercise price of $1.40 and will vest over a period of two years, with 125,000 shares vesting on the date of grant and 125,000 shares vesting on each subsequent six-month anniversary of the date of grant. Upon the termination of Mr. Palmer’s employment with us the option remains exercisable for various periods based on the circumstances under which Mr. Palmer’s employment was terminated.

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(As restated)		(As restated)
Net Sales	$9,458,399	$14,551,581	$26,300,592	$41,610,112
Gross Profit	947,151	4,434,849	9,207,911	17,812,465
Percentage of net sales	10%	30%	35%	43%
Selling, distribution & administrative expenses	$4,492,960	$4,281,467	$13,070,619	$13,204,554
Percentage of net sales	48%	29%	50%	32%
Income (loss) before provision for income taxes	$(3,999,111)	$(605,502)	$(5,068,543)	$3,463,265
Percentage of net sales	-42%	-4%	-19%	8%
Net income (loss)	$(3,999,111)	$(420,860)	$(5,068,543)	$1,973,812
Percentage of net sales	-42%	-3%	-19%	5%

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

Selling, distribution and administrative expenses for the three months ended September 30, 2007 totaled $4.49 million compared with $4.28 million for the three months ended September 30, 2006. The principal components in the second quarter of 2007 were payroll of $1.89 million (compared to $2.28 million in the third quarter last year), trade show expense of $0.21 million ($0.27 million in the same period of 2006), professional fee expenses of $0.19 million ($0.23 million in the same period of 2006), royalties of $0.15 million ($0.51 million in 2006) and stock-based compensation of $0.12 million ($0.13 million in the same period last year). At the conclusion of the quarter ended September 30, 2007, the Company made significant reductions in its selling, distribution, and administrative expenses. Payroll was reduced by $2,400,000 dollars on an annual basis, or $600,000 quarterly.

Net Income (loss) after provision/benefit for taxes in the third quarter of 2007 was $(4.0) million or 42% of net sales compared to $(0.42) million or 3% of net sales in the third quarter of 2006. Basic and diluted earnings per share decreased to $(0.15) from $(0.02) in the same period of last year. For the three months ended September 30, 2007, the Company recognized income tax benefit of $0.0 compared to income tax benefit of $0.18 million for the three months ended September 30, 2006.

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

Gross profit for the nine months ended September 30, 2007 decreased to $9.2 million from $17.81 million during the same period last year. The decrease in gross profit was largely due to reduced sales during the nine months ended September 30, 2007 and also due to mark down of the inventory and sales of off-price inventory, approximately 27%, during the period. During the third quarter, the Company experienced a dramatic reduction in the price at which it could sell its off-price product. There is a rather restricted avenue of distribution for off-price denim product and that market at this time is deluged with off price product, resulting in substantially lower selling prices.

However, we expect our gross margin to be maintained at approximately 50% or greater in the future.

Selling, distribution and administrative expenses for the nine months ended September 30, 2007 totaled $13.07 million compared with $13.20 million for the same period last year. The principal components during the nine months ended September 30, 2007 were payroll of $5.24 million (compared to $3.5 million in the same period last year), professional fee expenses of $0.65 million ($0.58 million in the same period of 2006), advertising and trade show expenses of $0.55 million ($0.71 million in the same period of 2006), rent expense of $0.49 million ($0.37 million in the same period of 2006), royalties of $0.36 million ($0.83 million in 2006) and stock-based compensation of $0.14 million ($0.23 million in the same period last year). At the conclusion of the quarter ended September 30, 2007, the Company made significant reductions in its selling, distribution, and administrative expenses. Payroll was reduced by $2,400,000 dollars on an annual basis.

Net Income (loss) after provision for taxes during the nine months ended September 30, 2007 was $(5.1) million or 19.3% of net sales compared to $1.97 million or 4.7% of net sales during the same period of 2006. Basic and diluted earnings per share decreased to $(0.19) from $0.08 in the same period of last year. For the nine months ended September 30, 2007, the Company recognized income tax provision of $0.0 million compared to the provision for income tax of $1.49 million for the nine months ended September 30, 2006.

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

For the nine months ended September 30, 2007, net cash used in operating activities was $(5.7 million). The deficit was primarily due to an increase of $3.5 million in inventory and $1.3 million in due from factor and a decrease in accounts payable of $1.9 million and was offset by a decrease in accounts receivables of $4.2 million, and an increase in bank overdraft of $0.6 million. Net cash provided by financing activities was $6.4 million due to an increase in short-term borrowings by $4.4 million and an increase in advances from our majority shareholder by $2.0 million.

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

Subsequent to September 30, 2007 the Company agreed to issue 1,000,000 Series A convertible preferred shares valued at $2,556,682 to Mr. Guez in satisfaction of $2,556,682 of advances to the Company by Mr. Guez. The Series A preferred shares are convertible into 3,479,899 shares of our common stock based on a conversion formula equal to the price per share ($2.556682) divided by the conversion price ($0.7347) multiplied by the total number of Series A preferred shares issued, subject to adjustment in accordance with the provisions of the certificate of designation for the Series A preferred shares. The conversion price equals the average closing price of a share of the Company’s common stock, as quoted on the NASDAQ Capital Market, over the 20 trading days immediately preceding November 13, 2007, the closing date of the transaction. The Series A preferred shares accrue cumulative dividends at the annual rate of 6% of the purchase price in preference to the common stock. The purchase price for the Series A preferred shares is $2.556682 per share. Upon the liquidation or dissolution of the Company the Series A preferred shares are entitled to receive, prior to any distribution to the holders of common stock, 100% of the purchase price plus all accrued but unpaid dividends. The Company has reflected the effect of this transaction as if it would have occurred on September 30, 2007 in the proforma liabilities and stockholders’ equity section on the balance sheet.

Subsequent to September 30, 2007, in early May, 2008, the Company and Mr. Guez agreed that, as of September 30, 2007, Mr. Guez was in fact owed additional monies totaling $1,326,842, which had not previously been reflected in the Company’s financial statements. Such monies are reflected as a current liability in the Company’s restated financial statements, and reflect additional advances made by Mr. Guez to support the Company’s working capital needs.

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

Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter. We believe that the factors which influence this variability of quarterly results include:

•	the timing of our introduction of new product lines;

•	the level of consumer acceptance of each new product line;

•	general economic and industry conditions that affect consumer spending and retailer purchasing;

•	the availability of manufacturing capacity;

•	the seasonality of the markets in which we participate;

•	the timing of trade shows;

•	the product mix of customer orders;

•	the timing of the placement or cancellation of customer orders;

•	the weather;

•	transportation delays;

•	quotas and other regulatory matters;

•	the occurrence of charge backs in excess of reserves;

•	the timing of expenditures in anticipation of increased sales and actions of competitors; and

•	the value of the dollar, in relation to other currencies.

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

Subsequent to September 30, 2007 we agreed to issue 1,000,000 Series A convertible preferred shares valued at $2,556,682 to Mr. Guez in satisfaction of $2,556,682 of advances to the Company by Mr. Guez. The Series A preferred shares are convertible into 3,479,899 shares of our common stock based on a conversion formula equal to the price per share ($2.556682) divided by the conversion price ($0.7347) multiplied by the total number of Series A preferred shares issued, is subject to adjustment in accordance with the provisions of the certificate of designation for the Series A preferred shares. conversion price equals the average closing price of a share of the Company’s common stock, as quoted on the NASDAQ Capital Market, over the 20 trading days immediately preceding November 13, 2007, the closing date of the Transaction. The Series A preferred shares accrue cumulative dividends at the annual rate of 6% of the purchase price in preference to the common stock. The purchase price for the Series A preferred shares is $2.556682 per share. Upon the liquidation or dissolution of the Company the Series A preferred shares are entitled to receive, prior to any distribution to the holders of common stock, 100% of the purchase price plus all accrued but unpaid dividends.

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

Subsequent to filing the Form 10-Q, we determined that there were material weaknesses in our procedures and controls used to appropriately account for and report on related party transactions. Such weaknesses resulted in accounting errors, the correction of which have resulted in the filing of this Amendment No. 2 to Form 10-Q.

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