Form 10-K/A
period 2007-12-31
BLUE HOLDINGS, INC.
filed 2008-10-01
CIK 1139683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

4901 Zambrano Street
Commerce, California 90040
(Address of Principal Executive Offices and Zip Code)

(323) 726-0297
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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K/A.

BLUE HOLDINGS, INC.
2007 FORM 10-K/A ANNUAL REPORT

EXPLANATORY NOTE

Blue Holdings, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on April 15, 2008 (the “Form 10-K”). This filing amends and restates our consolidated balance sheet as of December 31, 2007, and the consolidated statements of operations, stockholders equity (deficiency), and cash flows for the year ending December 31, 2007 to reflect the Company’s failure to record $1,302,842 of inventory purchased from a vendor that was directly paid for by Mr. Guez, rental expense for an office facility used by the Company that is owned by Mr. Guez in the amount of $96,000, royalty expense owed to a licensor owned by Mr. Guez in the amount of $82,138, and $528,455 of other incorrect postings made to Mr. Guez’ related party accounts. The Company has now agreed to a settlement with Mr. Guez relating to these disputed amounts. The effects of the settlement agreement on the previously filed Form 10-K for the year ending December 31, 2007 are detailed in Note 1(d) of the accompanying restated consolidated financial statements.

During the restatement process the Company determined that, due to the impact of changes caused by the restatement, the deferred tax assets no longer met the ‘more likely than not’ criteria. The Company has therefore provided a full valuation allowance.

This Amendment No. 1 amends and restates the following items of the Form 10-K as described above: (i) Part I, Item 1 – Financial Statements; (ii) Part I, Item 2 – Management’s Discussion and Analysis of Result of Operations and Financial Condition; (iii) Part I, Item 4 – Controls and Procedures and (iv) Part III, Item 15 – Exhibits.

All information in the Form 10-K, as amended by this Amendment No. 1, speaks as to the date of the original filing of our Form 10-K for such period and does not reflect any subsequent information or events except as noted in this Amendment No. 1. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports, as amended, filed with the Securities and Exchange Commission subsequent to the date of the initial filing of the Form 10-K.

1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This 2007 Annual Report on Form 10-K/A, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance, statements of management’s goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

All references to “we,” “our,” “us” and the “Company” in this Annual Report on Form 10-K/A refer to Blue Holdings, Inc. and its subsidiaries.

PART I

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

We may be unable to continue as a going concern if we do not successfully raise additional capital or if our sales decrease substantially.

If we are unable to successfully raise the capital we need, or experience significant reductions in sales, we may need to reduce the scope of our business to fully satisfy our future short-term liquidity requirements. If we cannot raise additional capital or reduce the scope of our business, we may be otherwise unable to achieve our goals or continue our operations. Our auditors have included in their report on our financial statements for the year ending December 31, 2007 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

The Company has entered into an agreement with the living trust of Paul and Elizabeth Guez, pursuant to the terms of which the Company has leased a merchandising and design facility located in Marina del Rey, California. The lease is on a “month-to-month” basis and requires that, beginning September 1, 2007, the Company pay rent at the rate of $24,000 per month. As detailed elsewhere in this document, these consolidated financial statements have been restated to reflect, among other things, $96,000 of rent expense owed by the Company, which had not previously been recorded.

We believe that the facilities utilized by us are well maintained, in good operating condition and adequate to meet our current and foreseeable needs.

PART II

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read together with the Consolidated Financial Statements of Blue Holdings, Inc. and the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K/A. This discussion summarizes the significant factors affecting our operating results, financial conditions and liquidity and cash-flow for the fiscal years ended December 31, 2007 and 2006. This discussion contains forward looking statements that involve risks and uncertainties and are based on judgments concerning various factors that are beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K/A, particularly under the caption “Cautionary Note Regarding Forward Looking Statements” and in Item 1A. “Risk Factors.”

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

Effective on or about May 15, 2008, we moved into an outsourced third party logistics distributor warehouse which provide us with the systems we need to obtain real-time visibility of our inventory, reporting, advanced billing management and EDI integration. This new system will better enable us to deliver products with greater efficiency and minimize potential department store compliance issues. We are also continually assessing our manufacturing and sourcing strategies, and looking at both domestic and international opportunities that will support margin improvement and drive achievable growth. Additionally, we have negotiated more efficient contracts with vendors in all areas of the organization, specifically for supplies and services, including reducing transportation expenses. We also plan to conduct extensive research on our customers to better help determine and confirm product needs and to lay the groundwork for our merchandising, creative and marketing initiatives going forward.

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

Results of Operations

Year Ended December 31, 2007 (as restated) Compared with Year Ended December 31, 2006

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

Gross profit for the year ended December 31, 2007 decreased to $9.8 million from $13.1 million during the prior year.  The decrease in gross profit was due to reduced sales during the year ended December 31, 2007. However, the Company’s gross margin percentage was improved, totaling 29% in 2007 as compared to 27% in 2006, due to the Company having recorded significant inventory writedowns and making large sales to discounters during 2006. Assuming that the Company can improve its sales into department stores and other traditional distribution channels, we expect our gross margin to improve to approximately 50% in the future.

Selling, distribution and administrative expenses for the year ended December 31, 2007 totaled $15.7 million compared with $17.1 million for the same period last year. The principal components during the year ended December 31, 2007 were payroll of $5.1 million (compared to $6.9 million in the same period last year), professional fee expenses of $.8 million ($1.1 million in the same period of 2006), advertising and trade show expenses of $.7 million ($.6 million in the same period of 2006), rent expense of $.9 million ($.7 million in the same period of 2006), royalties of $.2 million ($1.3 million in 2006) and stock-based compensation of $.4 million ($.2 million in the same period last year). During the last two quarters of 2007, the Company made significant reductions in its selling, distribution, and administrative expenses which, based upon the Company’s calculations, will result in annual savings of approximately $3,100,000. The Company anticipates that it will be making additional reductions during 2008.

For the year ended December 31, 2007, the Company recorded an income tax benefit of $1.04 million compared to the benefit from income taxes of $0.68 million for the year ended December 31, 2006. This significant change was due to the Company providing a reserve against its previously recorded deferred income tax assets in 2007.

Net Income (loss) after provision for taxes during the year ended December 31, 2007 was $(8.6 million) or (26.6) % of net sales compared to $(4.8 million) or (9.7) % of net sales during 2006. Basic and diluted loss per share decreased to $(0.33) from $(0.18) in the same period of last year.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $8,631,943 and utilized cash of $4,046,796 in operating activities during the year ended December 31, 2007, and had a stockholders’ deficiency of $2,344,261 at December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the fiscal year ended December 31, 2007.

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

In conjunction with the issuance of the senior secured convertible notes discussed above, our majority stockholder converted $1.4 million of net advances made to us, subsequent to December 31, 2007, into 1,750,000 shares of our common stock. The conversion price was $0.80 per share, which represented the market price on the date of conversion. Pursuant to our settlement with Mr. Guez regarding disputed related party amounts, we have agreed to rescind Mr. Guez’s conversion of $1.4 million of net advances made to us into 1,750,000 shares of our common stock, Mr. Guez will forgive $700,000 of indebtedness under our line of credit with him (described below), we will issue an 8% Senior Secured Convertible Note with a 30-month term and a per share conversion price of $0.40 to Mr. Guez in the principal amount of approximately $1,618,093 in settlement of all amounts owed to Mr. Guez and his affiliates as of the date of the settlement (other than certain amounts outside of the line of credit accrued during fiscal 2008 and set forth in the settlement agreement), we will issue a Warrant to Mr. Guez to purchase 1,415,832 shares of our common stock at a per share exercise price of $0.40 and a term of 5 years, and we, along with Mr. Guez, will mutually release each other from existing claims.

From time to time, Mr. Guez made advances to us to support our working capital needs. These advances were non-interest bearing. On July 1, 2006, Mr. Guez converted the advances to a line of credit in an agreement with us. The line of credit allows us to borrow from him up to a maximum of $3 million at an annual interest rate of 6%. We may repay the advances in full or in part at any time until the credit line expires. On April 15, 2008, we agreed with Mr. Guez to extend the expiration date of the credit line to December 31, 2008. As of December 31, 2007, the balance of these advances, as restated, was $1.4 million.

For the year ended December 31, 2007, net cash used in operating activities was $(4.0 million). The deficit was primarily due to an increase of $3.9 million in inventory and a net loss of $8.9 million, which was partially offset by a decrease in accounts receivable of $6.0 million, as well as a decrease in deferred income taxes of $1.3 million. Net cash provided by financing activities was $4.6 million due to an increase in short-term borrowings by $2.5 million and advances from our majority stockholder of $2.1 million.

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
Commerce, California

We have audited the consolidated balance sheets of Blue Holdings, Inc. and Subsidiaries as of December 31, 2007 (as restated) and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 (as restated) and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a loss from operations during the year ended December 31, 2007 and has a working capital and stockholders’ deficiency as of that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1(e), “Restatements of Consolidated Financial Statements” to the consolidated financial statements, the Company has restated its 2007 consolidated financial statements.

/s/ Weinberg & Company, P.A.
Weinberg & Company, P.A.

Los Angeles, California
April 8, 2008, except for Notes 1, 6, 7, and 9 for which the date is September 4, 2008

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(As restated)
ASSETS

Current assets:
Cash	$74,842	$109,031
Due from factor, net of reserves of $173,803 and $178,801, respectively	94,194	1,366,588
Accounts receivable, net of reserves of $1,138,664 and $901,941 respectively:
- Purchased by factor with recourse	1,668,498	7,662,198
- Others	548,548	19,312
Inventories, net of reserves of $0 and $1,742,893 respectively	9,328,581	5,394,006
Income taxes receivable	1,419,697	2,030,919
Deferred income taxes	-	2,488,082
Prepaid expenses and other current assets	1,283,990	396,810
Total current assets	14,418,350	19,466,946

Property and equipment, less accumulated depreciation	1,771,868	1,611,171
Total assets	$16,190,218	$21,078,117

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Bank overdraft	$75,764	$266,788
Accounts payable	2,577,454	2,820,024
Short-term borrowings	12,582,129	10,026,814
Due to related parties	279,336	710,153
Advances from majority shareholder	1,398,842	1,876,991
Accrued expenses and other current liabilities	1,620,954	2,133,932
Total current liabilities	18,534,479	17,834,702

Stockholders' equity:
Preferred stock $0.001 stated value, 5,000,000 shares authorized, 1,000,000 Series A convertible shares issued with 6% cumulative dividend of the designated purchase price and initial conversion price of $0.7347	1,000	-
Common stock $0.001 par value, 75,000,000 shares authorized, 26,232,200 and 26,057,200 shares issued and outstanding, respectively	26,232	26,057
Additional paid-in capital	8,059,648	4,964,091
Accumulated deficit	(10,431,141)	(1,746,733)
Total stockholders' equity (deficiency)	(2,344,261)	3,243,415
Total liabilities and stockholders' equity (deficiency)	$16,190,218	$21,078,117

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
	2007	2006
	(As restated)

Net sales	$33,756,184	$48,996,375

Cost of goods sold	23,968,440	35,921,394

Gross profit	9,787,744	13,074,981

Selling, distribution & administrative expenses	15,740,168	17,082,936

Loss before other expenses and provision for income taxes	(5,952,424)	(4,007,955)

Other expenses:
Interest expense	1,639,222	993,814

Expenses relating to acquisition of Long Rap, Inc.	-	437,010

Total other expenses	1,639,222	1,430,824

Loss before provision for income taxes	(7,591,646)	(5,438,779)

Provision (benefit) for income taxes	1,040,297	(678,270)

Net loss	$(8,631,943)	$(4,760,509)

Loss per common share, basic and diluted	$(0.33)	$(0.18)

Weighted average shares outstanding, basic and diluted	26,173,867	26,057,200

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

	Preferred Shares Issued		Common Shares Issued		Additional
		Par Value		Par Value	Paid In	Accumulated
	Number	0.001	Number	0.001	Capital	Deficit	Total
						(As restated)

Balance, January 1, 2006			26,057,200	$26,057	$4,996,752	$3,013,776	$8,036,585

Fair value of options granted	-		-	-	200,684		200,684

Finalization of deferred tax benefit arising from combination with Taverniti	-		-	-	(233,345)		(233,345)

Net loss for the year			-	-	-	(4,760,509)	(4,760,509)

Balance, January 1, 2007	-	-	26,057,200	26,057	4,964,091	(1,746,733)	3,243,415

Fair value of vested stock options	-		-	-	337,050		337,050

Cumulative effect of adoption of FIN 48	-		-	-		(52,465)	(52,465)

Foregiveness of debt from majority stockholder					98,000		98,000

Shares issued for services			175,000	175	104,825		105,000

Preferred shares issued upon conversion of debt	1,000,000	$1,000			2,555,682		2,556,682

Net loss for the year (as restated)	-		-	-	-	(8,631,943)	(8,631,943)

Balance, December 31, 2007 (as restated)	1,000,000	$1,000	26,232,200	$26,232	$8,059,648	$(10,431,141)	$(2,344,261)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
	(As restated)
Cash flows from operating activities:
Net loss	$(8,631,943)	$(4,760,509)
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	460,544	219,220
Fair value of vested stock options	337,050	200,684
Changes in assets and liabilities:
Accounts receivable	5,464,464	(3,391,843)
Due from factor	1,272,394	(673,114)
Income taxes receivable	2,023,483	(2,030,919)
Inventories	(3,934,575)	4,531,156
Due to related parties	(332,817)	337,842
Due from related parties	-	15,974
Deferred income taxes	1,023,356	(557,718)
Prepaid expenses and other current assets	(782,179)	(44,891)
Income tax payable	-	(650,468)
Bank overdraft	(191,024)	(349,232)
Accounts payable	(242,571)	(91,574)
Due to customers		605,578
Other current liabilities	(512,978)	929,188
Net cash used in operating activities	(4,046,796)	(5,710,626)

Cash flows from investing activities:
Purchase of equipment	(621,241)	(1,631,464)
Net cash used in investing activities	(621,241)	(1,631,464)

Cash flows from financing activities:
Short-term borrowings	2,555,315	5,442,878
Advances from (repayments to) majority shareholder	2,078,533	1,780,116
Net cash provided by financing activities	4,633,848	7,222,994

Net (decrease) increase in cash	(34,189)	(119,096)
Cash at beginning of period	109,031	228,127
Cash at end of period	$74,842	$109,031

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,639,222	$993,814

Cash paid for income tax	$-	$2,551,605

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Cumulative effect of adoption of FIN 48	$52,465	$-

Increase in prepaid for fair value of stock issued under co-branding agreement	$105,000	$-

Forgiveness of debt from majority stockholder	$98,000	$-

Deferred tax asset realized from the combination of Taverniti	$-	$233,345

Issuance of preferred shares to majority shareholder in
satisfaction of advances from majority shareholder	$2,556,682	$-

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 (as restated) and 2006

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
Years Ended December 31, 2007 (as restated) and 2006

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

(c) Going Concern:

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $8,631,943 and utilized cash of $4,046,796 in operating activities during the year ended December 31, 2007, and had a stockholders’ deficiency of $2,344,261 as of December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company’s primary source of liquidity in the past was cash flow generated from operations, cash and cash equivalents currently on hand, and working capital attainable through both its factor and its majority stockholder. However, the Company is currently in an over-advance position with its factor and certain of the Company’s receivables are being directly paid to the factor until such over-advance is satisfied (See Note 3).

The Company has already in 2008 sought to, and may continue to seek to, finance future capital needs through various means and channels, such as issuance of long-term debt or sale of equity securities. On March 5, 2008, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an institutional investor pursuant to which it issued an aggregate of $2.0 million of thirty-month senior secured convertible notes, and five-year warrants to purchase an aggregate of 875,000 shares, to the investor (see Note 15). In addition, management believes that the Company will begin to operate profitably due to improved operational results, improved margins on goods sold, and cost cutting practices.  However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its stockholders deficit or operating losses.

(d) Restatement of Consolidated Financial Statements

The Company has restated its consolidated balance sheet as of December 31, 2007, and the consolidated statements of operations, stockholders equity (deficiency), and cash flows for the year ending December 31, 2007.

From time to time Paul Guez, the Company’s Chairman of the Board and majority stockholder, and his spouse Elizabeth Guez made advances to the Company to support its working capital needs. These advances are part of a line of credit agreement with Mr. Guez which allows the Company to borrow from him up to a maximum of $3,000,000 at an interest rate of 6% per annum (the “Revolving Line”). The Company may repay the advances in full or in part at any time until the Revolving Line expires and repayment is required on December 31, 2008. The Company also maintains several due/to from related party accounts with Mr. Guez and his affiliated companies where funds are advanced to cover certain operating expenses. These advances are unsecured, non-interest bearing with no formal terms of repayment.

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 (as restated) and 2006

In early May 2008, Mr. Guez informed the Company of claims for sums he believed were due and owing to him pursuant to advances made to and payments made on behalf of the Company during fiscal 2007 that were inaccurately recorded in the Company’s previously filed financial statements for the year ended December 31, 2007.

The Audit Committee commenced a review of these potential errors and instructed management to review the Company’s books and records to obtain a summary of transactions recorded and amounts owed per such records. These investigations revealed accounting errors in the Company’s related party accounts pertaining to payables due Mr. Guez as of December 31, 2007. These errors related to the Company not recording $1,302,842 of inventory purchased from a vendor that was directly paid for by Mr. Guez; rental expense for an office facility used by the Company that is owned by Mr. Guez in the amount of $96,000; royalty expense owed to a licensor owned by Mr. Guez in the amount of $82,138; and $528,455 of other incorrect postings made to Mr. Guez’ related party accounts. The Company has now agreed to a settlement with Mr. Guez relating to these disputed amounts.

During the restatement process the Company determined that, due to the impact of changes caused by the restatement, the deferred tax assets no longer met the ‘more likely than not’ criteria. The Company has therefore provided a full valuation allowance.

In light of this dispute and settlement, the Audit Committee and Management of the Company have determined that the Company’s consolidated financial statements for the year ended December 31, 2007 need to be restated due to accounting errors in the Company’s related party accounts. The effects of the settlement agreement on the previously filed 10K for the year ending December 31, 2007 are summarized as follows:

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 (as restated) and 2006
BLUE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,		December 31,
	2007	2007		2007
	(As initially	(Adjustment)		(As restated)
	reported)
ASSETS
Current assets:
Cash	$74,842			$74,842
Due from factor, net of reserves	94,194			94,194
Accounts receivable, net of reserves:
- Purchased by factor with recourse	1,668,498			1,668,498
- Others	548,548			548,548
Inventories, net of reserves	9,328,581			9,328,581
Due from related parties	331,257	(331,257)	(1,2)	-
Income taxes receivable	28,047	1,391,650	(4)	1,419,697
Deferred income taxes	978,217	483,751	(3)	-
		(1,461,968)	(4)
Prepaid expenses and other current assets	1,283,990			1,283,990
Total current assets	14,336,174	82,176		14,418,350

Deferred income taxes	1,765,719	(1,765,719)	(3)	-
Property and equipment, less accumulated depreciation	1,771,868			1,771,868
Total assets	$17,873,761	$(1,683,543)		$16,190,218

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Bank overdraft	$75,764			75,764
Accounts payable	2,577,454			2,577,454
Short-term borrowings	12,582,129			12,582,129
Due to related parties	-	279,336	(1,2)	279,336
Advances from majority shareholder	-	1,398,842	(1,2)	1,398,842
Current portion of liability for unrecognized tax benefits	48,100	(48,100)	(3)	-
Accrued expenses and other current liabilities	1,620,954			1,620,954
Total current liabilities	16,904,401	1,630,078		18,534,479

Non-current portion of liability for unrecognized tax benefits	286,337	(286,337)	(3)	-
Non-current portion of convertible debt		-		-
Total liabilities	17,190,738	1,343,741		18,534,479

Stockholders' equity:
Preferred stock $0.001 stated value, 5,000,000 shares authorized, 1,000,000
Series A convertible shares issued with 6% cumulative dividend of the
designated purchase price and initial conversion price of $0.7347	1,000			1,000
Common stock $0.001 par value, 75,000,000 shares authorized,
26,232,200 shares issue and outstanding	26,232			26,232
Additional paid-in capital	8,059,648			8,059,648
Accumulated deficit	(7,403,857)	(3,027,284)		(10,431,141)
Total stockholders' equity (deficiency)	683,023	(3,027,284)		(2,344,261)
Total liabilities and stockholders' equity (deficiency)	$17,873,761	$(1,683,543)		$16,190,218

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 (as restated) and 2006

	Year Ended December 31,
	2007	2007		2007
	(As initially	(Adjustment)		(As restated)
	reported)

Net sales	$33,756,184			$33,756,184

Cost of goods sold	22,137,143	1,831,297	(1)	23,968,440

Gross profit	11,619,041	(1,831,297)		9,787,744

Selling, distribution & administrative expenses	15,562,030	178,138	(2)	15,740,168

Loss before other expenses and provision for income taxes	(3,942,989)	(2,009,435)		(5,952,424)

Interest expense	1,639,222	-		1,639,222

Loss before provision for income taxes	(5,582,211)	(2,009,435)		(7,591,646)

Provision (benefit) for income taxes	22,448	1,017,849	(3)	1,040,297

Net loss	$(5,604,659)	$(3,027,284)		$(8,631,943)

Loss per common share, basic and diluted	$(0.21)	$(0.12)	(5)	$(0.33)

Weighted average shares outstanding, basic and diluted	26,173,867	26,173,867		26,173,867

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 (as restated) and 2006

	Year Ended December 31,
	2007	2007		2007
	(As initially	(Adjustment)		(As restated)
	reported)
Cash flows from operating activities:
Net loss	$(5,604,659)	$(3,027,284)		$(8,631,943)
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	460,544			460,544
Fair value of vested stock options	337,050			337,050
Changes in assets and liabilities:
Accounts receivable	5,464,464			5,464,464
Due from factor	1,272,394			1,272,394
Income taxes receivable	2,002,872	20,611	(3)	2,023,483
Inventories	(3,934,575)			(3,934,575)
Due to related parties	(612,153)	279,336	(1,2)	(332,817)
Due from related parties	(331,257)	331,257	(1,2)	-
Deferred income taxes	26,118	997,238	(3)	1,023,356
Prepaid expenses and other current assets	(782,179)			(782,179)
Bank overdraft	(191,024)			(191,024)
Accounts payable	(242,571)			(242,571)
Other current liabilities	(512,978)			(512,978)
Net cash used in operating activities	(2,647,954)	(1,398,842)		(4,046,796)

Cash flows from investing activities:
Purchase of equipment	(621,241)			(621,241)
Net cash used in investing activities	(621,241)	-		(621,241)

Cash flows from financing activities:
Short-term borrowings	2,555,315			2,555,315
Advances from (repayments to) majority shareholder	679,691	1,398,842	(1,2)	2,078,533
Net cash provided by financing activities	3,235,006	1,398,842		4,633,848

Net (decrease) increase in cash	(34,189)			(34,189)
Cash at beginning of period	109,031			109,031
Cash at end of period	$74,842	$-		$74,842

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,639,222	$-		$1,639,222

Cash paid for income tax	$-	$-		$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Cumulative effect of adoption of FIN 48	$52,465	$-		$52,465

Increase in prepaid for fair value of stock issued under co-branding agreement	$105,000	$-		$105,000

Forgiveness of debt from majority stockholder	$98,000	$-		$98,000

Issuance of preferred shares to majority shareholder in satisfaction of advances from majority shareholder	$2,556,682	$-		$2,556,682

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 (as restated) and 2006

Description of adjustments:

1.
To reflect $1,831,297 of total adjustments to cost of sales and to increase payable to Paul Guez at December 31, 2007 for: $1,302,842 of inventory purchases paid directly to a vendor by Mr. Guez that were not previously recorded; and $528,455 of other incorrect postings made to Mr. Guez’ related party accounts also related to inventory purchases.

2.
To reflect an adjustment to selling distribution and administrative expenses for balances due to Paul Guez and to related entities that were previously unrecorded: $96,000 for lease of an office facility to the Company by Paul Guez, plus $82,138 for royalties due to a licensor owned by Paul Guez.

3.	To establish a reserve for previously recorded deferred tax assets, net of deferred tax credits and previously recorded liabilities for unrecognized tax benefits.

4.	To reclassify current income taxes receivable from deferred tax assets.

5.	To reflect change in loss per share based on adjustments.

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
Years Ended December 31, 2007 (as restated) and 2006

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
Years Ended December 31, 2007 (as restated) and 2006

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
Years Ended December 31, 2007 (as restated) and 2006

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

The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF No. 00-18: “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

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

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 (as restated) and 2006

Options to purchase 1,084,500 and 335,500 shares of common stock and preferred stock convertible into 1,361,100 shares of common stock were outstanding during the years ended December 31, 2007 and 2006 but were not included in the computation of diluted earnings per share for these periods because the Company incurred a loss during those periods, and their effect would be anti-dilutive.

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
Years Ended December 31, 2007 (as restated) and 2006\

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
Years Ended December 31, 2007 (as restated) and 2006

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
Years Ended December 31, 2007 (as restated) and 2006

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
Years Ended December 31, 2007 (as restated) and 2006

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

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 (as restated) and 2006

The Company has entered into an agreement with the living trust of Paul and Elizabeth Guez pursuant to the terms of which the Company has leased a merchandising and design facility located in Marina del Rey, California. The lease is on a “month-to-month” basis and requires that, beginning September 1, 2007, the Company pay rent at the rate of $24,000 per month.

NOTE 7 – DUE FROM/TO RELATED PARTIES

The related parties are the Company’s majority stockholder (who is also the Company’s Chairman) and limited liability companies that are either owned or co-owned by the majority stockholder. These amounts are all unsecured and non-interest bearing. Trade-related outstanding items follow regular payment terms as invoiced. As of December 31, 2007 and December 31, 2006, total trade-related items due to related parties amounted to $279,336 (as restated) and $710,153, respectively.

From time to time, the Company’s majority stockholder, Mr. Paul Guez, made advances to the Company to support its working capital needs. These advances were non-interest bearing and unsecured, with no formal terms of repayment. On July 1, 2006, Mr. Guez converted the advances to a line of credit in an agreement with the Company. The line of credit allows the Company to borrow from him up to a maximum of $3 million at an interest rate of 6% per annum. The Company may repay the advances in full or in part at any time until the credit line expires and repayment is required, on December 31, 2008. On November 13, 2007 the Company issued convertible preferred shares valued at $2,556,682 to Mr. Guez in satisfaction of $2,556,682 of these advances (see Note 11). As of December 31, 2007 and 2006 the balance of these advances was $1,398,842 (as restated) and $1,876,991, respectively, and accrued interest thereon was $0 and $68,190. Interest expense of $108,087 and $68,190, respectively, relates to advances made against this facility during the years ended December 31, 2007 and 2006.

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

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 (as restated) and 2006

The Company’s provision (benefit) for income taxes was $1,040,297 (as restated) for the year ended December 31, 2007, compared to $(678,270) for the same period of the prior year.

The provision for income taxes consists of the following for the years ended December 31:

	2007	2006
Current
Federal	$(1,742,531)	$(160,360)
State	38,893	39,808

Deferred
Federal	2,090,688	(387,312)
State	653,247	(170,406)

Provision for income tax expense	$1,040,297	$(678,270)

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows for the years ended December 31:

	2007	2006
Statutory federal rate	34.0%	(34.0)%
State taxes, net of federal benefit	8.6	(5.6)
Change in valuation allowance	(56.6)	25.4
Permanent differences	(0.6)	.4
Unrecognized tax benefits	1.6	-

Other	.7	1.3
Effective tax rate	(13.7)%	(12.5)%

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 (as restated) and 2006

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at December 31 are as follows:

	2007	2006
Deferred tax asset:
Current:
Allowance for doubtful accounts	$469,686	$362,920
State taxes	31,420	4,510
Reserve for chargebacks	71,692	71,945
Inventory adjustment	266,232	2,037,662
Unearned revenue	123,747	11,045
Other	28,082	-
Net current deferred tax assets	$990,859	$2,488,082

Non-current
Taverniti combination goodwill	1,270,987	1,336,440
Fixed assets	249,499	43,735
Credit carryovers	107,447	-
Net Operating Loss Carryovers	3,060,244	-
Net non-current defered tax assets	$4,688,177	$1,380,175

Valuation allowance	$(5,679,036)	$(1,380,175)

Net deferred tax asset	$-	$2,488,082

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

Balance at January 1, 2007	$(310,458)
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	246,633
Settlements	63,825
Balance	$0

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 (as restated) and 2006

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company has filed a federal carryback claim with its 2007 tax return for approximately $1.4 million of taxes paid with previous filings, which it expects to collect in 2008. This amount has been recorded as an income tax receivable as of December 31, 2007.

NOTE 10 – STOCK OPTIONS

Under the Company’s 2005 Stock Incentive Plan (the “Company Plan”), the Company may grant qualified and nonqualified stock options and stock purchase rights to selected employees. The Company reserved 2,500,000 shares of common stock for issuance under the Company Plan.

At December 31, 2007 and 2006, options outstanding are as follows:

	Number of options	Weighted average exercise

Balance at December 31, 2005	427,000	$7.18
Granted	270,000	$5.20
Exercised	-	-
Cancelled	(361,500)	$5.20
Balance at December 31, 2006	335,500	$5.75
Granted	925,000	$1.59
Exercised	-	-
Cancelled	(176,000)	$5.53
Balance at December 31, 2007	1,084,500	$2.24

Additional information regarding options outstanding as of December 31, 2007 is as follows:

	Options outstanding				Options exercisable
	Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

	$8.10	32,000	7.58	$8.10	22,000	$8.10
	$5.30	43,500	8.00	$5.30	33,500	$5.30
	$5.20	84,000	8.92	$5.20	25,500	$5.20
	$1.98	300,000	9.42	$1.98	100,000	$1.98
	$1.40	625,000	9.58	$1.40	125,000	$1.40

Total	$1.40 - $8.10	1,084,500	9.36	$2.25	306,000	$2.81

The total stock based compensation expense for the years ended December 31, 2007 and 2006 was $337,050 and $200,684, respectively. The aggregate intrinsic value of outstanding shares at December 31, 2007 was $0 as the exercise price of all vested shares exceeded the market price as of that date. As of December 31, 2007, the unamortized value of these option awards was $475,476 which will be amortized as stock based compensation cost over the average of approximately three years as the options vest. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2007 and 2006:

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 (as restated) and 2006

	2007	2006
Dividend yield	—	—
Risk-free interest rate	4.50%	4.50%
Expected volatility	48.20%	46.01%
Expected life of options	6 years	5 years

NOTE 11– PREFERRED STOCK

On November 13, 2007, the Company agreed to issue 1,000,000 shares of a newly formed Series A Convertible Preferred Stock (the “Series A Preferred”) in satisfaction of $2,556,682 of advances made to the Company by Paul Guez, the Company’s Chairman of the Board and majority stockholder. The shares of Series A Preferred were convertible into 3,479,899 shares of the common stock of the Company based on a conversion formula equal to the price per share ($2.556682) divided by the conversion price ($0.7347) multiplied by the total number of shares of Series A Preferred issued (1,000,000). The conversion price equaled the average closing price of a share of the Company’s common stock as quoted on the NASDAQ Capital Market, over the 20 trading days immediately preceding November 13, 2007, the closing date of the transaction.

Subsequent to the transaction, and in connection with the Company’s application for additional listing of the shares of common stock underlying the Series A Preferred, the Company was advised orally by NASDAQ Listing Qualifications that the terms of the Series A Preferred did not comply with specified NASDAQ Marketplace Rules relating to stockholder approval and voting rights.

As a result of the discussions with the NASDAQ Listing Qualifications Department, and as a result of subsequent negotiations with Mr. Guez, on November 28, 2007, the Company rescinded the purchase transaction of the Series A Preferred (effective as of November 13, 2007, the date that the transaction originally closed) and entered into a new transaction with Mr. Guez pursuant to a Preferred Stock Rescission and Purchase Agreement dated November 28, 2007, whereby the Company issued 1,000,000 shares of an amended and restated form of the Series A Convertible Preferred Stock (the “New Series A Preferred”) in consideration for (i) the cancellation of the $2,556,682 of advances made to the Company by Mr. Guez (which again became due and owing to the Company as a result of the rescission of the prior transaction), and (ii) an additional cash investment equal to $125,000. The shares of New Series A Preferred are convertible into 4,623,589 shares of the common stock of the Company based on a conversion formula equal to the price per share ($2.681682) divided by the conversion price ($0.58) multiplied by the total number of shares of New Series A Preferred issued (1,000,000), subject to adjustment in accordance with the provisions of the certificate of designations for the New Series A Preferred. The conversion price equals the consolidated closing bid price for a share of the Company’s common stock prior to the signing of the definitive agreement governing the transaction.

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 (as restated) and 2006

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
Years Ended December 31, 2007 (as restated) and 2006

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
Years Ended December 31, 2007 (as restated) and 2006

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
Years Ended December 31, 2007 (as restated) and 2006

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
Years Ended December 31, 2007 (as restated) and 2006

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
Years Ended December 31, 2007 (as restated) and 2006

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

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 (as restated) and 2006

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to the fiscal year end December 31, 2007, the Company entered into two financing transactions. The transactions are as follows:

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
Years Ended December 31, 2007 (as restated) and 2006

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

The warrants have an exercise price of $1.00 per share.  The warrants include customary anti-dilution provisions.  While the warrants are outstanding, if the Company issues or sells, or is deemed to have issued or sold, any shares of common stock (other than certain excluded issuances) for a consideration per share less than the per share exercise price in effect immediately prior to such issuance or sale, then immediately after such issuance or sale the per share exercise price shall be reduced to an amount determined by multiplying the exercise price then in effect by a fraction (a) the numerator of which shall be the sum of (1) the number of shares of common stock outstanding immediately prior to such issue or sale, plus (2) the number of shares of common stock which the aggregate consideration received by the Company for such additional shares would purchase at such exercise price, and (b) the denominator of which shall be the number of shares of common stock outstanding immediately after such issue or sale, and the number of shares issuable upon exercise of the warrant shall be increased such that the aggregate exercise price payable hereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment. The Company is not required to issue, and the investors are not permitted to convert the convertible notes into or exercise the warrants for, more than 42,000,000 shares of our common stock in the aggregate.

The convertible notes and warrants provide that if the Company has not obtained stockholder approval, the Company may not issue, upon conversion or exercise of the convertible notes and warrants, as applicable, a number of shares of common stock which, when aggregated with any shares of common stock issued on or after March 5, 2008 and prior to expiration of the warrants and the maturity of the convertible notes (A) in connection with the conversion of any convertible notes issued pursuant to the Securities Purchase Agreement or as payment of principal, interest or liquidated damages, (B) in connection with the exercise of any warrants issued pursuant to the Securities Purchase Agreement, and (C) in connection with any warrants issued to any registered broker-dealer as a fee in connection with the issuance of the securities pursuant to the Securities Purchase Agreement, would exceed 19.99% of the number of shares of Common Stock outstanding on March 4, 2008.

On March 5, 2008, the Company obtained the written consent of holders of a majority of the outstanding shares of the Company’s capital stock to the transactions contemplated under the Securities Purchase Agreement and intends to file an information statement to effectuate the actions approved therein in the immediate future.

In connection with the transactions contemplated by the Securities Purchase Agreement, the Company’s majority stockholders, Paul Guez (the Company’s Chairman of the Board of Directors) and Elizabeth Guez, each entered into a Lock-Up Letter Agreement pursuant to which they agreed not to offer, sell, pledge or otherwise dispose of any shares of common stock of the Company for a 6-month period following the closing and at all times thereafter during which the Company has not been subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act for the then preceding 90 days or has failed to file all reports required for the preceding 12 months, subject to specified limited exceptions.

Also in connection with the transactions contemplated by the Securities Purchase Agreement, the Company was required to pay its previously engaged placement agent an aggregate fee equal to 6% of the gross proceeds from the sale of the convertible note and warrant, 72% of which fee is payable through the issuance of a convertible note, and was required to issue a warrant to purchase 150,000 shares of common stock, at an exercise price equal to $1.00.  On March 5, 2008, the Company paid the placement agent a cash fee of $33,600, and issued to the placement agent a convertible note in the aggregate principal amount of $86,400 and a warrant (with the same terms as the warrants issued to the Investor) to purchase 150,000 shares of Common Stock.  The convertible note issued to the placement agent is convertible into 108,000 shares of common Stock at a per share price of $0.80, and has the same terms as the convertible notes issued to the Investor.

Blue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 (as restated) and 2006

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

Advances made by Majority Stockholder and Conversion to Common Stock

In conjunction with the issuance of the senior secured convertible notes discussed above, the Company’s majority stockholder converted $1.4 million of net advances made to the Company, subsequent to December 31, 2007, into 1,750,000 shares of the Company’s common stock. The conversion price was $0.80 per share, which represented the market price on the date of conversion. Pursuant to the Company’s settlement with Mr. Guez regarding disputed related party amounts, the Company has agreed to rescind Mr. Guez’s conversion of $1.4 million of net advances made to us into 1,750,000 shares of our common stock, Mr. Guez will forgive $700,000 of indebtedness under our line of credit with him, we will issue an 8% Senior Secured Convertible Note with a 30-month term and a per share conversion price of $0.40 to Mr. Guez in the principal amount of approximately $1,618,093 in settlement of all amounts owed to Mr. Guez and his affiliates as of December 31, 2007, we will issue a Warrant to Mr. Guez to purchase 1,415,832 shares of our common stock at a per share exercise price of $0.40 and a term of 5 years, and we, along with Mr. Guez, will mutually release each other from existing claims.

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

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded and reported and our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

We identified certain matters that constitute material weakness (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting as discussed on Management’s Report on Internal Control Over Financial Reporting below.

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

Subsequent to filing the Form 10-K, we determined that there were additional material weaknesses in our procedures and controls used to appropriately account for and report on related party transactions. Such weaknesses stem from the items discussed above resulted in accounting errors, the correction of which have resulted in the filing of this Amendment No. 1 to Form 10-K.

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

Date: October 1, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated..

Signature	Title	Date

/s/ Glenn S. Palmer	Chief Executive Officer, President and	October 1, 2008
Glenn S. Palmer	Interim Chief Financial Officer (Principal Executive, Financial and Accounting Officer)
*	Chairman of the board	October 1, 2008
Paul Guez
*	Director	October 1, 2008
Leonard Hecht
*	Director	October 1, 2008
Kevin Keating

*	/s/ Glenn S. Palmer
Glenn S. Palmer, attorney-in-fact

Exhibit Index

EXHIBIT
NUMBER	EXHIBIT TITLE

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

10.63
Termination and Release Agreement dated February 6, 2008 by and between Antik Denim, LLC and North Star International, Inc. Previously filed with the Form 10-K (File # 000-33297), filed with the Securities and Exchange Commission on April 15, 2008.

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

23.1	Consent of Weinberg & Company, P.C.

24.1	Power of Attorney (included as part of the Signature Page of the Form 10-K (File # 000-33297), filed with the Securities and Exchange Commission on April 15, 2008).

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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