Form 10-Q
period 2008-03-31
BLUE HOLDINGS, INC.
filed 2008-10-03
CIK 1139683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2008

Commission File Number: 000-33297

BLUE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0450923
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

4901 Zambrano Street, Commerce, CA 90040
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
for the past 90 days.	Yes ☐ No ☒

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

As of October 2, 2008, 26,232,200 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS
		Page

PART I	Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2008
	(Unaudited) and December 31, 2007	3

	Condensed Consolidated Statements of Operations
	for the three months ended March 31, 2008 and 2007(Unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Deficiency
	for the three months ended March 31, 2008 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows
	for the three months ended March 31, 2008 and 2007 (Unaudited)	6

	Notes to the Condensed Consolidated Financial Statements
	for the three months ended March 31, 2008 and 2007 (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43

PART II	Other Information

Item 1.	Legal Proceedings	45

Item 4.	Submission of Matters to a Vote of Security Holders	45

Item 6.	Exhibits	45

PART I

ITEM 1. FINANCIAL STATEMENTS

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007

ASSETS	March 31,	December 31,
	2008	2007
	(Unaudited)
Current assets:
Cash	$105,066	$74,842
Due from factor, net of reserves of $109,045 and $173,803, respectively	225,827	94,194
Accounts receivable, net of reserves of $968,346 and $1,138,664, respectively:
- Purchased by factor with recourse	3,235,628	1,668,498
- Others	469,715	548,548
Inventories	5,125,255	9,328,581
Income taxes receivable	1,419,900	1,419,697
Prepaid expenses and other current assets	748,018	1,283,990
Total current assets	11,329,409	14,418,350

Property and equipment, net of accumulated depreciation	1,677,465	1,771,868
Total assets	$13,006,874	$16,190,218

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Bank overdraft	$-	$75,764
Accounts payable	2,646,043	2,577,454
Short-term borrowings	11,146,782	12,582,129
Due to related parties	182,039	279,336
Advances from majority shareholder	1,690,091	1,398,842
Current portion of convertible debt	828,120	-
Accrued expenses and other current liabilities	1,365,733	1,620,954
Total current liabilities	17,858,808	18,534,479

Non-current portion of convertible debt	696,667	-
Total liabilities	18,555,475	18,534,479

Stockholders' deficiency:
Preferred stock $0.001 stated value, 5,000,000 shares authorized, 1,000,000
Series A convertible shares issued with 6% cumulative dividend of the
designated purchase price and initial conversion price of $0.7347	1,000	1,000
Common stock $0.001 par value, 75,000,000 shares authorized, 26,232,200
shares issued and outstanding	26,232	26,232
Additional paid-in capital	8,710,853	8,059,648
Accumulated deficit	(14,286,686)	(10,431,141)
Total stockholders' deficiency	(5,548,601)	(2,344,261)
Total liabilities and stockholders' deficiency	$13,006,874	$16,190,218

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007

Net sales	$8,554,119	$8,440,222

Cost of goods sold	7,800,681	3,608,196

Gross profit	753,438	4,832,026

Selling, distribution & administrative expenses	4,855,762	4,520,568

Income (loss) before other expenses	(4,102,324)	311,458

Other expenses - Interest expense	453,221	338,144

Net loss	$(4,555,545)	$(26,686)

Loss per common share, basic and diluted	$(0.17)	$(0.00)

Weighted average shares outstanding, basic and diluted	26,232,200	26,057,200

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

	Preferred Shares Issued		Common Shares Issued		Additional
		Par Value		Par Value	Paid In	Accumulated
	Number	0.001	Number	0.001	Capital	Deficit	Total

Balance, January 1, 2008	1,000,000	$1,000	26,232,200	$26,232	$8,059,648	$(10,431,141)	$(2,344,261)

Fair value of vested stock options	-	-	-	-	55,605	-	55,605

Foregiveness of debt by majority shareholder	-	-	-	-	-	700,000	700,000

Fair value of convertibility
feature of notes and warrants issued	-	-	-	-	595,600	-	595,600

Net loss for the period	-	-	-	-	-	(4,555,545)	(4,555,545)
Balance, March 31, 2008	1,000,000	$1,000	26,232,200	$26,232	$8,710,853	$(14,286,686)	$(5,548,601)

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

	2008	2007

Cash flows from operating activities:
Net loss	$(4,555,545)	$(26,686)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	142,269	90,601
Fair value of vested stock options	55,605	53,019
Amortization of discount on convertible debt	19,704	-
Changes in assets and liabilities:
Accounts receivable	(1,488,297)	(1,030,172)
Due from factor	(131,633)	1,349,312
Income taxes receivable	(203)	(22,316)
Inventories	4,203,326	(3,411,695)
Due to related parties	(97,297)	(79,288)
Deferred income taxes	-	22,316
Prepaid expenses and other current assets	535,973	(291,571)
Bank overdraft	(75,764)	145,894
Accounts payable	68,589	755,120
Other current liabilities	(255,221)	(264,638)
Net cash used in operating activities	(1,578,494)	(2,710,104)

Cash flows from investing activities:
Purchase of equipment	(47,866)	(43,621)
Net cash used in investing activities	(47,866)	(43,621)

Cash flows from financing activities:
Short-term borrowings	(1,435,347)	2,393,458
Advances from majority shareholder	991,249	415,340
Issuance of convertible notes	2,100,682	-
Net cash provided by financing activities	1,656,584	2,808,798

Net (decrease) increase in cash	30,224	55,073
Cash at beginning of period	74,842	109,031
Cash at end of period	$105,066	$164,104

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$453,221	$993,814

Cash paid for income tax	$-	$2,551,605

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Forgiveness of debt from majority stockholder	$700,000	$-

Cumulative effect of adoption of FIN 48	$-	$32,288

Fair value of convertibility feature of notes and
warrants issued reflected as note discount	$595,600	$-

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

(a) Basis of Presentation

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2008 and the results of operations for the three months ended March 31, 2008 and 2007. The condensed consolidated balance sheet as of December 31, 2007 is derived from the Company’s audited financial statements (as restated).

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007 (as restated), as filed with the Securities and Exchange Commission on October 1, 2008.

The Company’s results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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

(c) Nature of Operations

The Company operates exclusively in the wholesale apparel industry. The Company designs, develops, markets and distributes high fashion jeans and accessories under the brand names Antik Denim, Yanuk, U, Faith Connexion and Taverniti So Jeans. The Company’s products currently include jeans, jackets, belts, purses and T-shirts. The Company currently sells its products in the United States, Canada, Japan and the European Union directly to department stores and boutiques and through distribution arrangements in certain foreign jurisdictions. The Company is headquartered in Commerce, California and maintains showrooms in New York and Los Angeles. The Company opened a retail store in Los Angeles during August 2005 and another store in San Francisco in July 2006. The retail operations are not significant to the consolidated operations.

(d) Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $8,631,943 and utilized cash of $4,046,796 in operating activities during the year ended December 31, 2007, and had a stockholders’ deficiency of $2,344,261 as at December 31, 2007. During the three months ended March 31, 2008, the Company had a net loss of $4,555,545 and utilized cash of $1,578,494 in operating activities, and had a stockholders’ deficiency of $5,548,601 at March 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

The Company’s primary source of liquidity in the past was cash flow generated from operations, cash and cash equivalents currently on hand, and working capital attainable through both its factor and its majority stockholder. However, the Company is currently in an over-advance position with its factor and certain of the Company’s receivables are being directly paid to the factor until such over-advance is being satisfied (See Note 3).

The Company has already in 2008 sought to, and may continue to seek to, finance future capital needs through various means and channels, such as issuance of long-term debt or sale of equity securities. On March 5, 2008, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an institutional investor pursuant to which it issued an aggregate of $2.0 million of thirty-month senior secured convertible notes, and five-year warrants to purchase an aggregate of 875,000 shares, to the investor (see Note 8). In addition, management believes that the Company will begin to operate profitably due to improved operational results, improved margins on goods sold, and cost cutting practices.  However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its stockholders deficit or operating losses.

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

(c) Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out method) or market.

(d) Advertising

Advertising costs are expensed as of the first date the advertisements take place. Advertising expenses included in selling expenses approximated $46,000 and $62,000 for the three months ended March 31, 2008 and 2007, respectively.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

(e) Shipping and Handling Costs

Freight charges are included in selling, distribution and administrative expenses in the statement of operations and were approximately $252,000 and $169,000 for the three months ended March 31, 2008 and 2007, respectively.

(f) Major Suppliers

We purchase our fabric, thread and other raw materials from various industry suppliers within the United States and abroad. We do not currently have any long-term agreements in place for the supply of our fabric, thread or other raw materials. The fabric, thread and other raw materials used by us are available from a large number of suppliers worldwide. During the three months ended March 31, 2008, two suppliers each accounted for more than 10% of total purchases. Purchases from these suppliers totaled 38.6% and 10.5% respectively. During the three months ended March 31, 2007, three suppliers individually accounted for more than 10% of total purchases and purchases from these suppliers were 24.4%, 16.4% and 10.5%, respectively.

(g) Major Customers

During the three months ended March 31, 2008, one customer accounted for more than 10% of the Company’s sales. That customer accounted for approximately 40% of the Company’s total sales. International sales accounted for approximately 6.9% of total sales for the period, including Japan which accounted for 6.7% of total sales. As of March 31, 2007, one customer accounted for 48% total outstanding accounts receivable.

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

(h) Stock-Based Compensation

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

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2008 and 2007:

	March 31,	March 31,
	2008	2007

Dividend yield	—	—
Risk-free interest rate	4.50%	4.50%
Expected volatility	46.01%	46.01%
Expected life of options	5 years	5 years

(i) Earnings per Share

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

At March 31, 2008, potentially dilutive securities consisted of outstanding common stock options to acquire 1,014,500 shares, outstanding warrants to acquire 1,025,000 shares, 2,608,000 shares issuable under convertible notes, and 4,623,589 issuable under convertible preferred stock. At March 31, 2007, potentially dilutive securities consisted of outstanding common stock options to acquire 697,000 shares. These potentially dilutive securities were not included in the calculation of loss per share for the quarters ended March 31, 2008 and 2007 as they were anti-dilutive. Accordingly, basic and diluted earnings per share for the quarters ended March 31, 2008 and 2007 are the same.

(j) Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No.157-2, Effective Date of FASB Statement No. 157. This Staff Position delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no effect on the Company’s consolidated financial position or results of operations.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

(k) Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained non-controlling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities*an amendment of FASB Statement No. 133” (SFAS 161). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

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

The factor agreements provide that the Company can borrow up to 90% of the value of purchased customer invoices, less a reserve of 10% of unpaid accounts purchased and 100% of all such accounts which are disputed. The factor agreements renew automatically, subject to 120 days’ termination notice from any party. The factor also makes available to all three companies a combined line of credit up to the lesser of $2.4 million and 50% of the value of eligible raw materials and finished goods. As of March 31, 2008, the factor made advances to the Company of $12,396,782 of which the Company drew down $4.50 million against inventory, $1.25 million against accounts receivable and $5.65 million against personal guarantees of Paul Guez, our Chairman and majority stockholder, and the living trust of Paul and Elizabeth Guez. As the Company is in an over-advance position, the Company has agreed with the factor that it will pledge to them the income tax receivable of approximately $1,400,000. Furthermore, the Company and the factor have agreed that approximately $2,500,000 of outstanding receivables owed to the Company and included in outstanding accounts receivable at March 31, 2008 will be paid directly to the factor by the customer in monthly payments of $250,000 that are due through approximately April 2009 to reduce amounts outstanding under the factor agreements.

As of March 31, 2008, the factor holds $1,584,872 of accounts receivable purchased from us on a without recourse basis and has made advances to us of $1,250,000 against those receivables, resulting in a net balance Due from Factor of $225,827, net of $109,045 of reserves. The Company has accounted for the sale of receivables to the factor in accordance with SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Also, as of March 31, 2008, the factor held as collateral $3,591,024 of accounts receivable that were subject to recourse, against which the Company has provided reserves of $355,396. As of March 31, 2008, the Company had received advances totaling $12,396,782 against such receivables, eligible inventory, and on the personal guarantee of the Company’s majority stockholder. The Company has included the net amount of $1,250,000 in accounts receivable, and has reflected the remaining $11,146,782 as short term borrowings on the accompanying balance sheet.

The factor commission on receivables purchased on a without recourse basis is 0.75% if the aggregate amount of approved invoices is below $10 million per annum 0.70% if between $10 million and $20 million and 0.65% if between $20 million and $30 million. The Company is contingently liable to the factor for merchandise disputes, customer claims and the like on receivables sold to the factor. To the extent that the Company draws funds prior to the deemed collection date of the accounts receivable sold to the factor, interest is charged at the rate of 1% over the factor’s prime lending rate per annum, which was 8% as of March 31, 2008. Factor advances are collateralized by the non-factored accounts receivable, inventories and the personal guarantees of Paul Guez, our Chairman and majority stockholder, and the living trust of Paul and Elizabeth Guez.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 4 - INVENTORIES

Inventories are summarized as follows:

	March 31,	December 31,
	2008	2007
	(Unaudited)

Raw Materials	$1,638,666	$2,717,085
Work-in-Process	1,068,484	962,781
Finished Goods	2,418,105	3,450,454
Finished Goods held for sale to customer	-	2,198,261
	$5,125,255	$9,328,581

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:	March 31,	December 31,
	2008	2007
	(Unaudited)
Furniture	$33,317	$33,317
Leasehold Improvements	1,327,700	1,312,498
Computer Equipment	1,149,535	1,125,365
	2,510,552	2,471,180
Less: Accumulated depreciation and Amortization	(833,087)	(699,312)
	$1,677,465	$1,771,868

Depreciation expense totaled $142,269 and $90,601 for the three months ended March 31, 2008 and 2007, respectively.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company purchased fabric at cost from Blue Concept, LLC, an entity which is owned by Paul Guez, the Company’s Chairman, for $6,562 and $68,237, respectively, during the three months ended March 31, 2008 and 2007. On January 1, 2006, the Company leased its facility at Commerce, California from Azteca Production International Inc., as a sub-tenant and paid $19,030 per month through December 31, 2007, when the lease was terminated. Azteca is a company co-owned by Paul Guez. Rent expense includes $0 and $57,090 for payments under this lease for the three months ended March 31, 2008 and 2007, respectively.

On July 5, 2005 the Company entered into a ten-year license agreement with Yanuk Jeans, LLC, an entity that is solely owned by Paul Guez. Under the terms of the agreement, the Company became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of the Yanuk brand products to the wholesale and retail trade. The Company pays to Yanuk Jeans, LLC a royalty of six percent of all net sales of the licensed products and a guaranteed minimum royalty on an annual basis. Yanuk has agreed to waive such royalties for the years ending 2007 and 2008 and, accordingly, no royalties were paid or payable for the three months ended March 31, 2008 and 2007. Additionally, during the term of the license agreement, the Company has the option to purchase from Yanuk Jeans, LLC the property licensed under the agreement.

On October 6, 2005, the Company entered into a five-year license agreement with Yanuk Jeans, LLC. Under the terms of the agreement, the Company became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of Yanuk Jeans, LLC’s U brand products to the wholesale and retail trade. The Company pays to Yanuk Jeans, LLC a royalty of five percent of all net sales of the licensed products and shall pay a guaranteed minimum royalty on an annual basis. In addition, during the term of the license agreement, the Company has the option to purchase from Yanuk Jeans, LLC the property licensed under the agreement. No royalties were paid or payable to Yanuk Jeans, LLC for the U brand products for the three months ended March 31, 2008 or 2007.

Paul Guez and the living trust of Paul and Elizabeth Guez have guaranteed all advances and ledger debt due to the Company’s factor (see Note 3).

On August 27, 2005, the Company opened a retail store on Melrose Avenue, Los Angeles, California and took over all the obligations of a 10-year property lease which had previously been entered into by Blue Concept, LLC in April 2005. The lease will expire on March 15, 2015.

Taverniti is the exclusive licensee for the design, development, manufacture, sale, marketing and distribution of the Taverniti So Jeans trademark in the denim and knit sports wear categories for men and women. It is paying royalties to Taverniti Holdings, LLC at rates varying from 5-8 percent depending upon the levels of net sales of related licensed products, pursuant to a license agreement with Taverniti Holdings, LLC. Taverniti Holdings, LLC is jointly owned by Paul Guez (60%) and Jimmy Taverniti (40%), the designer of the products for the brand, and Mr. Guez is the sole manager. The license agreement was signed in May 2004 and expires on December 31, 2015. Royalties paid or payable for the three months March 31, 2008 were $168,898. No royalties were paid or payable for the three months ended March 31, 2007, royalties for that year having been waived by Licensor.

The Company has entered into an agreement with the living trust of Paul and Elizabeth Guez, pursuant to which the Company has leased a merchandising and design facility located in Marina del Rey, California. The lease is on a “month-to-month” basis and requires that, beginning September 1, 2007, the Company pay rent at the rate of $24,000 per month. Rent expense of $72,000 due under this lease agreement is included in the accompanying statement of operations for the three months ended March 31, 2008.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 7 - DUE FROM/TO RELATED PARTIES

Due to related parties

The Company has various due to/from accounts with related parties that relate to trade related activities. These amounts are unsecured, non-interest bearing and due on demand. The related parties are the Company’s majority stockholder (who is also the Company’s Chairman) and limited liability companies that are either owned or co-owned by the majority stockholder. Trade-related outstanding items follow regular payment terms as invoiced. As of March 31, 2008 and December 31, 2007, total trade-related items due to related parties amounted to $182,039 and $279,336, respectively.

Advances from Majority Stockholder

From time to time, the Company’s majority stockholder, Paul Guez, has made advances to the Company to support its working capital needs under a revolving line of credit agreement. The line of credit allows the Company to borrow from him up to a maximum of $3 million at an interest rate of 6% per annum. The Company may repay the advances in full or in part at any time until the credit line expires and repayment is required on December 31, 2008. During the three months ended March 31, 2008, Mr. Guez made $919,251 of additional advances to the Company. On March 5, 2008, the Company and Mr. Guez entered into an agreement whereby Mr. Guez agreed to cancel $1,400,000 of indebtedness under the revolving line in consideration of the issuance of 1,750,000 shares of the Company’s common stock.

In early May 2008, Mr. Guez informed the Company of claims for sums he believed were due and owing him pursuant to advances made to and payments made on behalf of the Company during fiscal 2007 that were separate from the revolving line. In light of this dispute, the Company’s Audit Committee conducted an internal investigation which revealed accounting errors in the Company’s related party accounts pertaining to payables due to Mr. Guez and his affiliated entities in the aggregate amount of $2,009,435, and which resulted in a revised amount due Mr. Guez of $1,398,842 as of December 31, 2007 under the above discussed line of credit agreement. As such, the Company determined that it was necessary to restate its previously filed December 31, 2007 financial statements. As of March 31, 2008, the amount due Mr. Guez under this revolving line of credit agreement was $1,618,093.

On September 23, 2008, the parties entered into a Settlement Agreement and Mutual Release pursuant to which the Company rescinded Mr. Guez’s conversion of $1,400,000 of net advances made to the Company into 1,750,000 shares of our common stock, Mr. Guez forgave $700,000 of indebtedness under the revolving line effective as of March 31, 2008 (which the Company has reflected as a contribution of capital in the accompanying financial statements since it came from its majority stockholder), the Company issued an 8% Senior Secured Convertible Note with a 30-month term and a per share conversion price of $0.40 to Mr. Guez in the principal amount of approximately $1,618,093 in settlement of all amounts owed to Mr. Guez and his affiliates as of the date of the settlement (other than certain amounts outside of the revolving line accrued during fiscal 2008 and set forth in the Settlement Agreement and Mutual Release), the Company issued a Warrant to Mr. Guez to purchase 1,415,832 shares of its common stock at a per share exercise price of $0.40 and a term of 5 years, and the parties mutually released each other from existing claims.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 8 - Senior Secured Convertible Notes

Senior Convertible Notes Payable consist of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Senior Convertible Notes Payable, Investor	$2,000,000	$-
Senior Convertible Notes Payable, Finder	86,400	-
Accrued Interest	9,797	-
Valuation Discount	(571,410)	-

Net	$1,524,787	$-

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

The convertible notes carry interest at 8% per annum on the unpaid/unconverted principal balance, and are secured on a second priority basis against all of the assets of the Company.  One-twenty-fourth of the principal amount of the convertible notes, and accrued but unpaid interest, are due and payable monthly in 24 installments beginning on the first day of each calendar month, commencing on the first day of the first full calendar month occurring after the date which is six months following the original issue date.  These installment payments can be made in cash or through the issuance of stock provided that certain equity conditions (as further set forth in the convertible notes) are met.  The convertible notes are convertible into approximately 2,500,000 shares of common stock, based on a conversion price equal to $0.80 per share.  The additional convertible notes issuable pursuant to the terms of the Securities Purchase Agreement would be convertible into an aggregate maximum of an additional 1,250,000 shares of common stock based on a conversion price of $0.80 per share.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

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

The Investor will be entitled to accelerate the maturity of the convertible notes in the event that there occurs an event of default under the convertible notes, including, without limitation, if the Company fails to pay any amount under the convertible notes when due, if a judgment is rendered against the Company in an amount set forth in the convertible notes, if the Company breaches any representation or warranty under the Securities Purchase Agreement or other transaction documents, or if the Company fails to comply with the specified covenants set forth in the convertible notes.

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

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

On March 5, 2008, the Company obtained the written consent of holders of a majority of the outstanding shares of the Company’s capital stock to the transactions contemplated under the Securities Purchase Agreement and filed an information statement to effectuate the actions approved therein on April 18, 2008.

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

In connection with the transactions contemplated by the Securities Purchase Agreement, the Company was required to pay its previously engaged placement agent an aggregate fee of $120,000 (equal to 6% of the gross proceeds from the sale of the convertible note and warrant). The fees have been reflected as deferred financing cost in the accompanying balance sheet and will be amortized over the life of the convertible notes. The fees were payable $33,600 in cash at time of closing, and issued to the placement agent a convertible note in the aggregate principal amount of $86,400 and a warrant (with the same terms as the warrants issued to the investor) to purchase 150,000 shares of Common Stock at an exercise price of $1.00 per share. The convertible note issued to the placement agent is convertible into 108,000 shares of common Stock at a per share price of $0.80, and has the same terms as the convertible notes issued to the Investor.

The company determined that the initial fair value of the conversion feature of the convertible notes issued to the investor was $282,452 and the initial fair value of the warrants to the investor was $250,466 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount. For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.5%, expected volatility of 48.2% and an expected term of the warrants of 5 years. The company determined that the initial fair value of the conversion feature of the convertible notes issued to the finder was $31,341 and the initial fair value of the warrants to the investor was $31,341 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount. For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.5%, expected volatility of 48.2% and an expected term of the warrants of 5 years.

The aggregate fair value of warrants and the beneficial conversion of the notes of $595,600 have been reflected by the Company as a valuation discount and offset to the carrying value of the convertible notes, are amortized over the term of the convertible notes. For the three months ended March 31, 2008, the Company amortized $19,704 related to these transactions which is reflected as financing costs in the Company’s consolidated statements of operations.

As described in Note 13, on July 30, 2008, the Company amended the terms of the Securities Purchase Agreement.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 9 - INCOME TAX

The Company accounts for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

Due to the net operating losses for the periods as well as valuation allowances on deferred tax assets, there was no provision for income taxes for the three months ended March 31, 2008 and 2007.

The Company and its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 2002. The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax return for 2005 in the first quarter of 2007 that was completed during the first quarter of 2008.

The Company adopted the provisions of FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes,” at the beginning of fiscal year 2007. The Company has no gross unrecognized tax benefits outstanding at March 31, 2008 and December 31, 2007.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

NOTE 10 - STOCK OPTIONS AND WARRANTS

Stock Options

Under the Company’s 2005 Stock Incentive Plan (the “Company Plan”), the Company may grant qualified and nonqualified stock options and stock purchase rights to selected employees. The Company reserved 2,500,000 shares of common stock for issuance under the Company Plan.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

At March 31, 2008 and December 31, 2007, options outstanding consist of the following:

	Options outstanding				Options exercisable
	Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

	$8.10	32,000	7.33	$8.10	22,000	$8.10
	$5.30	23,500	7.75	$5.30	23,500	$5.30
	$5.20	84,000	8.67	$5.20	25,500	$5.20
	$1.98	250,000	9.17	$1.98	125,000	$1.98
	$1.40	625,000	9.33	$1.40	125,000	$1.40

Total	$1.40 - $8.10	1,014,500	9.14	$2.16	321,000	$2.67

Stock based compensation expense relating to the vesting of such options, for the three months ended March 31, 2008 and 2007, was $55,605 and $53,019, respectively. As of March 31, 2008, the unamortized value of these option awards was $301,077 which will be amortized as stock based compensation cost over the average of approximately three years as the options vest.

As of March 31, 2008, the outstanding options have no intrinsic value.

Warrants

On March 5, 2008, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) as detailed at Note 8 and pursuant to the terms of which the Company granted five-year warrants to purchase an aggregate of 1,025,000 shares.

At March 31, 2008 and December 31, 2007, warrants outstanding are all exercisable and consist of the following:

Weighted
	Number of	average
	warrants	exercise price
Balance at December 31, 2007	-	$-
Granted	1,025,000	$1.00
Exercised	-	$-
Cancelled	-	$-
	1,025,000	$1.00

As of March 31, 2008, the outstanding warrants have no intrinsic value.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 11 - CO-BRANDING AGREEMENT

On May 11, 2007, the Company entered into a Letter of Intent with William Adams, aka will.i.am, of the Black Eyed Peas, pursuant to which the parties agreed to enter into (i) a co-branding agreement for the creation of a collection of premium denim and denim-related apparel under the name “i.am Antik” or such other similar name upon which the parties shall agree, and (ii) a joint venture agreement pursuant to which the parties will design, develop, market, manufacture and distribute apparel products bearing the “I.Am” trademark subject to a license agreement. Prior to their entry into the Letter of Intent, the parties had no material relationship with each other. The Letter of Intent was effective May 11, 2007 and was approved and certified by the stockholders of the Company on June 21, 2007.

Mr. Adams was to have performed specific design, marketing and promotional services, and in consideration of such services the Company issued to Mr. Adams as base compensation 175,000 shares of its common stock, valued at $ $108,356, and to be amortized as earned over a one year period beginning in May 2007 when the shares were issued.. Amortization of the value of the shares issued resulted in the recognition of compensation expense during the year ended December 31, 2007 of $58,948, leaving an unamortized balance at that date of $49,408.

The Company and Mr. Adams have agreed to terminate the agreement, with Mr. Adams retaining the 175,000 shares previously issued. Accordingly, during the three months ended March 31, 2008, the $49,408 has been amortized and is reflected as compensation expense for that period.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

On January 12, 2007, the Company entered into a License Agreement with Faith Connexion S.A.R.L., a company formed under the laws of France (“Faith”). Pursuant to the License Agreement, Faith granted an exclusive right and license to use the Faith Connexion trademark for the manufacture, marketing, promotion, sale, distribution and other exploitation of men’s and women’s hoodies, t-shirts, sweatshirts, sweatpants and hats in North America (including Canada), South America, Japan and Korea. Compensation for use of the Faith Connexion trademark will consist of a royalty calculated as 9% of the Company’s net sales arising from products bearing the Faith Connexion trademark in the first two years, and 9.5% of net sales in year three. The License Agreement has a term of three years as follows: the first year is comprised of 18 months, year two is comprised of the next six months, and year three is comprised of the following 12 months. Per the agreement, the Company has agreed to a guarantee payment of royalties on identified minimum net sales amounts ranging from $3.5 to $10 million over each of the three years (equal to minimum royalties of $450,000, $315,000, and $950,000, in each of years one (first eighteen months), two (next 6 months) and three (next twelve months), respectively, and to spend at least 3% of actual net sales amounts on marketing and advertising the Faith Connexion trademarked products in the territory. During the three months ended March 31, 2008 and 2007, the Company recorded royalty expense of $172,045 and $75,000, respectively.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

On April 27, 2007, Antik Denim, LLC (“Antik”), a California limited liability company and our wholly-owned subsidiary, executed a License Agreement (the “Mercier License Agreement”) dated to be effective as of April 18, 2007, by and between Antik and Mercier SARL, a company formed under the laws of France (“Mercier”). Pursuant to terms of the Mercier License Agreement, Antik granted an exclusive right and license to use the Antik Denim trademark for the manufacture, marketing, promotion, sale, distribution and other exploitation of denim and sportswear apparel in Europe. Compensation for use of the Antik Denim trademark will consist of a royalty calculated as 10% of Mercier’s net sales arising from products bearing the Antik Denim trademark. The Mercier License Agreement has an initial term of twenty (20) months, and includes four (4) one (1)-year extension options available to Mercier to the extent it achieves specified minimum net sales. Mercier has agreed to guarantee payment of royalties on an identified minimum net sales amount of $2.5 million during the initial twenty (20) month term, and on identified minimum net sales amounts ranging from $2.5 million to $10 million over the eligible extension terms. In connection with these minimum net sales, the Mercier License Agreement provides for an upfront minimum guarantee advance of $250,000 which has been received by the Company and of which $112,500 is recorded as deferred revenue as of March 31, 2008, and an aggregate of minimum royalty payments of $2.5 million for the years 2009 though 2012 assuming the Mercier License Agreement is renewed at the end of 2008.

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

On, August 4, 2008, the Company was served with a complaint filed in the Superior Court of the State of California County of Los Angeles, District Court, by LIT Commerce Distribution Center, LLC, the owner of the Company’s former premises, alleging that the Company breached a lease agreement regarding its former premises and seeking damages in an amount not less than $1.25 million plus interest and attorneys’ fees. The Company intends to vigorously defend the lawsuit. The Company also recently learned of a $205,782.24 judgment LIT Commerce Distribution Center, LLC obtained against it without its knowledge regarding the former premises. The Company’s legal counsel in this matter will seek to overturn the judgment in the immediate future. While management believes that the Company has successful counterclaims against the plaintiff, it is unable at this time to express an opinion whether it is likely that the plaintiff will be able to prevail against the Company on its claims.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 13 - SUBSEQUENT EVENTS

Amendment to Senior Secured Convertible Notes

On July 30, 2008, the Company entered into an Amendment Agreement (“Amendment Agreement”) to the Securities Purchase Agreement dated March 5, 2008 (the “Securities Purchase Agreement”) with Gemini Master Fund, Ltd. as described in Note 8 (the “Investor”), pursuant to which the Company issued a thirty-month senior secured convertible note in the principal amount of $2,000,000 (the “Existing Note”), and a five-year warrant to purchase an aggregate of 875,000 shares of the Company’s common stock (the “Existing Warrant”). The transactions contemplated by the Amendment Agreement closed on August 12, 2008.

Under the terms of the Amendment Agreement, the Company and the Investor agreed, in exchange for the Investor’s waiver of certain breaches under the Existing Note, to exchange the Existing Note for an amended and restated 8% senior secured convertible note (“Amended and Restated Note”), and to exchange the Existing Warrant for an amended and restated warrant (“Amended and Restated Warrant”). The Amended and Restated Note has an aggregate principal amount of $2,500,000 and a term of approximately thirty months commencing from March 5, 2008. The Amended and Restated Warrant has a term of five years commencing from March 5, 2008 and entitles the Investor to initially purchase an aggregate of 2,187,500 shares of the Company’s common stock (subject to adjustment as provided in the Amended and Restated Warrant, including pursuant to economic anti-dilution adjustments) at an exercise price of $0.40 per share.

The Amended and Restated Note carries interest at 8% per annum on the unpaid/unconverted principal balance, and is secured on a second priority basis against all of the assets of the Company. One-twenty-fourth of the principal amount of the Amended and Restated Note, and accrued but unpaid interest, are due and payable monthly in 24 installments beginning on October 1, 2008. These installment payments can be made in cash or through the issuance of stock provided that certain equity conditions (as further set forth in the Amended and Restated Note) are met. The Amended and Restated Note is convertible, at the option of the Investor prior to its maturity, into approximately 6,250,000 shares of the Company’s common stock (subject to adjustment as provided in the Amended and Restated Note, including pursuant to economic anti-dilution adjustments), based on a conversion price equal to $0.40 per share. Additionally, beginning March 5, 2009, the Company can require the Investor to convert the Amended and Restated Note into shares of the Company’s common stock if the volume-weighted average price (as determined pursuant to the Amended and Restated Note) of the common stock for any 20 out of 30 consecutive trading days exceeds $0.80 and certain equity conditions (as further set forth in the Amended and Restated Note) are met.

The Amended and Restated Note and the Amended and Restated Warrant provide that if the Company has not obtained stockholder approval, the Company may not issue, upon conversion or exercise of the Amended and Restated Note and the Amended and Restated Warrant, as applicable, a number of shares of the Company’s common stock which, when aggregated with any shares of the Company’s common stock issued on or after March 5, 2008 and prior to expiration of the Amended and Restated Warrant and the maturity of the Amended and Restated Note (A) in connection with the conversion of the Amended and Restated Note or as payment of principal, interest or liquidated damages, (B) in connection with the exercise of the Amended and Restated Warrant, and (C) in connection with any warrants issued to any registered broker-dealer as a fee in connection with the issuance of the securities pursuant to the Securities Purchase Agreement, would exceed 19.99% of the number of shares of the Company’s common stock outstanding on March 4, 2008.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

On July 30, 2008, the Company obtained the written consent of holders of a majority of the outstanding shares of the Company’s capital stock to the transactions contemplated under the Amendment Agreement and intends to file an information statement to effectuate the actions approved therein in the immediate future.

The Amended and Restated Note and the Amended and Restated Warrant also reduced to $0.30 the minimum trading price for the Company’s common stock in connection with revisions to one of the equity conditions included therein. Except for the provisions described above, the terms of the Amended and Restated Note and Amended and Restated Warrant are the same as those of the Existing Note and Existing Warrant, respectively.

Also in connection with the Amendment Agreement, the Company and its previously engaged placement agent agreed, in exchange for the placement agent’s waiver of certain breaches under the original note in the principal amount of $86,400 issued to the placement agent (the “Agent Note”), to exchange the Agent Note for an amended and restated 8% senior convertible note in the principal amount of $108,000 (convertible into 270,000 shares of the Company’s common stock at a per share price of $0.40) with terms substantially similar to the Amended and Restated Note (other than the grant of a security interest) (the “Amended and Restated Agent Note”), and to exchange of the warrant to purchase 150,000 shares of the Company’s common stock originally issued to the placement agent, for a new warrant to purchase 244,500 shares of the Company’s common stock, with terms substantially similar to the Amended and Restated Warrant (the “Amended and Restated Agent Warrant”).

    The Amended and Restated Note, the Amended and Restated Warrant, the Amended and Restated Agent Note and the Amended and Restated Agent Warrant were issued promptly following the fifteenth day after the filing of a Notification Form: Listing of Additional Shares with the Nasdaq Stock Market.

Closure of Retail Stores

During the month of June, 2008, the Company decided to close its retail operations. Accordingly, the San Francisco store was assigned to an unrelated retailer and its operations ceased effective August 1, 2008. The Company is currently working to assign or otherwise dispose of the Los Angeles store. The Company estimates that it will incur a loss of $528,617 related to closure of the stores, that will be reported in the period ending June 30, 2008.

Other

On September 15, 2008, the Company received notification from the Nasdaq Hearings Panel (the “Panel”) that the Panel had determined to delist the Company’s shares from the Nasdaq Capital Market and suspend trading of those shares effective at the open of business on Wednesday, September 17, 2008. The Company’s common stock is now quoted on the Pink Sheets electronic over-the-counter market maintained by the Pink OTC Markets, Inc.

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

Description of Business

Overview

Blue Holdings, Inc. designs, develops, markets and distributes high end fashion jeans, apparel and accessories under the brand name names Antik Denim, Yanuk, U, and Taverniti So Jeans. We plan to also design, develop, market and distribute jeans and accessories under other brands that we may license or acquire from time to time. Our products currently include jeans, jackets, belts, purses and T-shirts. We currently sell our products in the United States, Canada, Japan and the European Union directly to department stores and boutiques and through distribution arrangements in certain foreign jurisdictions. We are headquartered in Commerce, California and maintain two showrooms in New York and Los Angeles. We opened a retail store in Los Angeles during August 2005 and another in San Francisco in September 2006, both of which, management has determined, will be closed as soon as reasonably possible.

Corporate Background

We were incorporated in the State of Nevada on February 9, 2000 under the name Marine Jet Technology Corp. From our inception through January 2005, we focused on developing and marketing boat propulsion technology. Between January and February 2005, we entered into separate transactions whereby, among other matters, Keating Reverse Merger Fund, LLC (“KRM Fund”), an existing stockholder of the Company, agreed to purchase a substantial majority of our outstanding common stock, and Intellijet Marine, Inc., a company formed by our former majority stockholder and principal executive officer and director, Jeff P. Jordan, acquired all of our boat propulsion technology assets and assumed all of our then existing liabilities.

Between February 4, 2005 and April 29, 2005, we existed as a public “shell” company with nominal assets.

Significant Developments

On March 5, 2008, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an institutional investor pursuant to which we issued a $2.0 million thirty-month senior secured convertible note (the “Existing Note”), and a five-year warrant to purchase an aggregate of 875,000 shares (the “Existing Warrant”), to the investor. Pursuant to the terms of the Securities Purchase Agreement, we had the option to issue additional convertible notes in the aggregate principal amount of up to $1,000,000 and additional warrants to purchase up to an aggregate of 437,500 shares of common stock. The Existing Note carried interest at 8% per annum on the unpaid/unconverted principal balance, and was secured on a second priority basis against all of our assets. One-twenty-fourth of the principal amount of the Existing Note, and accrued but unpaid interest, were due and payable monthly in 24 installments beginning on first day of each calendar month, commencing on the first day of the first full calendar month occurring after the date which was six months following the original issue date. These installment payments could be made in cash or through the issuance of stock provided that certain equity conditions (as further set forth in the Existing Note) were met. The Existing Note was convertible into approximately 2,500,000 shares of our common stock, based on a conversion price equal to $0.80 per share. The additional convertible notes issuable pursuant to the terms of the Securities Purchase Agreement would have been convertible into an aggregate maximum of an additional 1,250,000 shares of common stock based on a conversion price of $0.80 per share.

On July 30, 2008, we entered into an Amendment Agreement (“Amendment Agreement”) to the Securities Purchase Agreement pursuant to which we agreed to exchange the Existing Note for an amended and restated 8% senior secured convertible note (“Amended and Restated Note”), and to exchange the Existing Warrant for an amended and restated warrant (“Amended and Restated Warrant”), in consideration of the investor’s waiver of certain breaches under the Existing Note. The transactions contemplated by the Amendment Agreement closed on August 12, 2008. The Amended and Restated Note has substantially the same terms as the Existing Note except that it has an aggregate principal amount of $2,500,000 and is convertible, at the option of the investor prior to its maturity, into approximately 6,250,000 shares of our common stock (subject to adjustment as provided in the Amended and Restated Note, including pursuant to economic anti-dilution adjustments), based on a conversion price equal to $0.40 per share. Additionally, beginning March 5, 2009, we can require the Investor to convert the Amended and Restated Note into shares of our common stock if the volume-weighted average price (as determined pursuant to the Amended and Restated Note) of our common stock for any 20 out of 30 consecutive trading days exceeds $0.80 and certain equity conditions (as further set forth in the Amended and Restated Note) are met.

The Amended and Restated Warrant has substantially the same terms as the Existing Warrant except that it entitles the investor to initially purchase an aggregate of 2,187,500 shares of our common stock (subject to adjustment as provided in the Amended and Restated Warrant, including pursuant to economic anti-dilution adjustments) at an exercise price of $0.40 per share.

In conjunction with the issuance of the Existing Note, Mr. Paul Guez, our majority stockholder converted $1.4 million of net advances made to us, subsequent to December 31, 2007, into 1,750,000 shares of our common stock. The conversion price was $0.80 per share, which represented the market price on the date of conversion.

In early May 2008, Mr. Guez informed us of claims for sums he believed were due and owing him pursuant to advances made to and payments made on behalf of our company during fiscal 2007 that were separate from a revolving line of credit advanced by Mr. Guez. In light of this dispute, our Audit Committee conducted an internal investigation which revealed accounting errors in the our related party accounts pertaining to payables due to Mr. Guez and his affiliated entities in the aggregate amount of $2,009,435, and which resulted in a revised amount due Mr. Guez of $1,398,842 as of December 31, 2007 under the above discussed line of credit. As such, we determined that it was necessary to restate its previously filed December 31, 2007 financial statements. As of March 31, 2008, the amount due Mr. Guez under the revolving line of credit was $1,618,093.

On September 23, 2008, the parties entered into a Settlement Agreement and Mutual Release pursuant to which we rescinded Mr. Guez’s conversion of $1,400,000 of net advances made to us into 1,750,000 shares of our common stock, Mr. Guez forgave $700,000 of indebtedness under our line of credit with him (described below), we issued an 8% Senior Secured Convertible Note with a 30-month term and a per share conversion price of $0.40 to Mr. Guez in the principal amount of approximately $1,618,093 in settlement of all amounts owed to Mr. Guez and his affiliates as of the date of the settlement (other than certain amounts outside of the line of credit accrued during fiscal 2008 and set forth in the settlement agreement), we issued a Warrant to Mr. Guez to purchase 1,415,832 shares of our common stock at a per share exercise price of $0.40 and a term of 5 years, and we, along with Mr. Guez, mutually released each other from existing claims.

On September 15, 2008, we received notification from the Nasdaq Hearings Panel (the “Panel”) that the Panel had determined to delist our shares from the Nasdaq Capital Market and suspend trading of those shares effective at the open of business on Wednesday, September 17, 2008. Our common stock is now quoted on the Pink Sheets electronic over-the-counter market maintained by the Pink OTC Markets, Inc., and we anticipate that our common stock will be quoted on the OTC Bulletin Board in the near future provided that a market maker files the appropriate application with, and such application is cleared by, the NASD.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our condensed consolidated statements of operations and certain such data expressed as a percentage of net sales:

	Three Months Ended March 31,
	2008	2007
Net Sales	$8,554,119	$8,440,222
Gross Profit	$753,438	$4,832,026
Percentage of net sales	9%	57%
Selling, distribution & administrative expenses	$4,855,762	$4,520,568
Percentage of net sales	57%	54%
Net loss before provision for income taxes	$(4,555,545)	$(26,686)
Percentage of net sales	-53%	0%
Net loss	$(4,555,545)	$(26,686)
Percentage of net sales	-53%	0%

Three Months Ended March 31, 2008 vs. 2007

During the first quarter, net sales, and in particular gross margin, were impacted by our strategic decision to reduce excess inventory through increased sales volume of discounted merchandise and substantially increased markdown levels. In addition, poor product assortment, late deliveries and the softening of the denim market had a significant impact on both net sales and gross margin. Net sales increased slightly from $8.4 million for the three months ended March 31, 2007 to $8.6 million for the three months ended March 31, 2008. The sales were negatively impacted due to the recessionary economic climate, weak premium denim market and lack of any material European distribution. Secondly, we are still recovering from our third and fourth quarter delivery problems, which have continued to hinder the Company’s performance.

Gross profit for the three months ended March 31, 2008 decreased to $0.75 million from $4.83 million in the three months ended March 31, 2007. The decrease in gross profit was largely due to heavy discounts on sale of $2 million of old inventory from prior seasons, and also due to production inefficiencies resulting in diluted gross profit. During the first quarter, the Company experienced a dramatic reduction in the price at which it could sell its off-price product. There is a rather restricted avenue of distribution for off-price denim product and that market at this time is deluged with excess inventory, resulting in substantially lower selling prices.

Selling, distribution and administrative expenses for the three months ended March 31, 2008 totaled $4.86 million compared with $4.52 million for the three months ended March 31, 2007. The principal components in the first quarter of 2008 were payroll and related costs of $1.58 million (compared to $1.75 million in the first quarter last year), advertising and trade show expenses of $0.44 million ($0.52 million in the same period of 2007), and professional fee expenses of 0.33 million ($0.51 million in the same period of 2007). The first quarter of 2008 was adversely impacted by design and sampling costs totaling $0.39 (versus $0.09 million in the previous year), including writeoff of $0.25 million of samples previously valued as inventory. Also, credit and collection costs of $0.49 million in the first quarter of 2008 (versus $0.14 million in the previous year) increased, largely due to a charge of $0.30 million taken as a reserve against due from factor.

Net Loss after provision for taxes in the first quarter of 2008 was $4.56 million or 53% of net sales compared to $0.027 million or 0 % of net sales in the first quarter of 2007. Basic and diluted loss per share increased to $0.171 from $0.005 in the same period of last year. For the three months ended March 31, 2008, the Company provided $0 million for income tax compared to $0 million for the three months ended March 31, 2007.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, we utilized cash of $1.6 million in operating activities during the three months ended March 31, 2008, and had a stockholders’ deficiency of $5,548,601 at March 31, 2008. The deficit was primarily due to the quarterly operating loss of $4.56 million, $1.49 million in accounts receivable, as well as reductions of other current liabilities totaling $0.255 million. These uses of cash were partially offset by a decrease in inventories of $4.2 million, a reduction in prepaid expenses and other current assets of $0.54 million and an increase in accounts payable of $0.068 million. Net cash provided by financing activities was $1.6 million due to proceeds from issuance of convertible notes of $2.1 million, an increase in advances from majority stockholder of $0.9 million, less a reduction in short term borrowings of $1.4 million. These factors raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the fiscal year ended December 31, 2007 (as restated).

Our primary source of liquidity is expected to be cash flow generated from operations, cash and cash equivalents currently on hand, and working capital attainable through both our factor and our majority stockholder. We have already in 2008 sought to, and will continue to seek to, finance future capital needs through various means and channels, such as issuance of long-term debt or sale of equity securities. While we anticipate a tax recovery and refund in the range of $1.4 million during 2008, we have agreed to deliver the amount recovered to our factor.

On March 5, 2008, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an institutional investor pursuant to which we issued a $2.0 million thirty-month senior secured convertible note (the “Existing Note”), and a five-year warrant to purchase an aggregate of 875,000 shares (the “Existing Warrant”), to the investor. Pursuant to the terms of the Securities Purchase Agreement, we had the option to issue additional convertible notes in the aggregate principal amount of up to $1,000,000 and additional warrants to purchase up to an aggregate of 437,500 shares of common stock. The Existing Note carried interest at 8% per annum on the unpaid/unconverted principal balance, and was secured on a second priority basis against all of our assets. One-twenty-fourth of the principal amount of the Existing Note, and accrued but unpaid interest, were due and payable monthly in 24 installments beginning on first day of each calendar month, commencing on the first day of the first full calendar month occurring after the date which was six months following the original issue date. These installment payments could be made in cash or through the issuance of stock provided that certain equity conditions (as further set forth in the Existing Note) were met. The Existing Note was convertible into approximately 2,500,000 shares of our common stock, based on a conversion price equal to $0.80 per share. The additional convertible notes issuable pursuant to the terms of the Securities Purchase Agreement would have been convertible into an aggregate maximum of an additional 1,250,000 shares of common stock based on a conversion price of $0.80 per share.

On July 30, 2008, we entered into an Amendment Agreement (“Amendment Agreement”) to the Securities Purchase Agreement pursuant to which we agreed to exchange the Existing Note for an amended and restated 8% senior secured convertible note (“Amended and Restated Note”), and to exchange the Existing Warrant for an amended and restated warrant (“Amended and Restated Warrant”), in consideration of the investor’s waiver of certain breaches under the Existing Note. The transactions contemplated by the Amendment Agreement closed on August 12, 2008. The Amended and Restated Note has substantially the same terms as the Existing Note except that it has an aggregate principal amount of $2,500,000 and is convertible, at the option of the investor prior to its maturity, into approximately 6,250,000 shares of our common stock (subject to adjustment as provided in the Amended and Restated Note, including pursuant to economic anti-dilution adjustments), based on a conversion price equal to $0.40 per share. Additionally, beginning March 5, 2009, we can require the Investor to convert the Amended and Restated Note into shares of our common stock if the volume-weighted average price (as determined pursuant to the Amended and Restated Note) of our common stock for any 20 out of 30 consecutive trading days exceeds $0.80 and certain equity conditions (as further set forth in the Amended and Restated Note) are met. The Amended and Restated Warrant has substantially the same terms as the Existing Warrant except that it entitles the investor to initially purchase an aggregate of 2,187,500 shares of our common stock (subject to adjustment as provided in the Amended and Restated Warrant, including pursuant to economic anti-dilution adjustments) at an exercise price of $0.40 per share.

In conjunction with the issuance of the Existing Note, Mr. Paul Guez, our majority stockholder converted $1.4 million of net advances made to us, subsequent to December 31, 2007, into 1,750,000 shares of our common stock. The conversion price was $0.80 per share, which represented the market price on the date of conversion. On September 23, 2008, the parties entered into a Settlement Agreement and Mutual Release pursuant to which we rescinded Mr. Guez’s conversion of $1,400,000 of net advances made to us into 1,750,000 shares of our common stock, Mr. Guez forgave $700,000 of indebtedness under our line of credit with him as of March 31, 2008 (described below), we issued an 8% Senior Secured Convertible Note with a 30-month term and a per share conversion price of $0.40 to Mr. Guez in the principal amount of approximately $1,618,093 in settlement of all amounts owed to Mr. Guez and his affiliates as of the date of the settlement (other than certain amounts outside of the line of credit accrued during fiscal 2008 and set forth in the settlement agreement), we issued a Warrant to Mr. Guez to purchase 1,415,832 shares of our common stock at a per share exercise price of $0.40 and a term of 5 years, and we, along with Mr. Guez, mutually released each other from existing claims.

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

In addition, the factor also makes available to all three companies a combined line of credit up to the lesser of $2.4 million and 50% of the value of eligible raw materials and finished goods. As of March 31, 2008, the factor made advances to us of $12,396,782 of which we drew down $4.50 million against inventory, $1.25 million against accounts receivable and $5.65 million against personal guarantees of Paul Guez, our Chairman and majority stockholder, and the living trust of Paul and Elizabeth Guez. As we are in an over-advance position, we have agreed with the factor that we will pledge to them the income tax receivable of approximately $1,400,000. Furthermore, we have agreed with the factor that approximately $2,500,000 of outstanding receivables owed to us and included in outstanding accounts receivable at March 31, 2008 will be paid directly to the factor by the customer in monthly payments of $250,000 that are due through approximately April 2009 to reduce amounts outstanding under the factor agreements.

From time to time, our majority stockholder, Mr. Paul Guez, has made advances to us to support our working capital needs. These advances were non-interest bearing. On July 1, 2006, Mr. Guez converted the advances to a line of credit in an agreement with us. The line of credit allows us to borrow from him up to a maximum of $3 million at an annual interest rate of 6%. We may repay the advances in full or in part at any time until the credit line expires on December 31, 2008. During the three months ended March 31, 2008, Mr. Guez made $919,251 of advances to us under the credit line.

On March 5, 2008, we entered into an agreement with Mr. Guez whereby Mr. Guez agreed to cancel $1,400,000 of indebtedness under the revolving line in consideration of the issuance of 1,750,000 shares of the Company’s common stock. In early May 2008, Mr. Guez informed us of claims for sums he believed were due and owing him pursuant to advances made to and payments made on our behalf during fiscal 2007 that were separate from the revolving line. In light of this dispute, our Audit Committee conducted an internal investigation which revealed accounting errors in the Company’s related party accounts pertaining to payables due to Mr. Guez and his affiliated entities in the aggregate amount of $2,009,435, and which resulted in a revised amount due Mr. Guez of $1,398,842 as of December 31, 2007 under the line of credit agreement. As of March 31, 2008, the balance of these advances was $1.6 million.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained non-controlling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities*an amendment of FASB Statement No. 133” (SFAS 161). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

We do not believe that the adoption of the above recent pronouncements will have a material effect on our consolidated results of operations, financial position, or cash flows.

Off-Balance Sheet Arrangements

Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable. The Company sells certain of its trade accounts receivable to a factor and is contingently liable to the factor for merchandise disputes and other customer claims.

As of March 31, 2008, the factor holds $1.58 million of accounts receivable purchased from us on a without recourse basis and has made advances to us of $1.250,000 against those receivables, resulting in a net balance amount Due from Factor of $ 225,827. The Company has accounted for the sale of receivables to the factor in accordance with SFAS No.140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

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

If we are unable to successfully raise the capital we need, or experience significant reductions in sales, we may need to reduce the scope of our business to fully satisfy our future short-term liquidity requirements. If we cannot raise additional capital or reduce the scope of our business, we may be otherwise unable to achieve our goals or continue our operations. During the three months ended March 31, 2008, we had a net loss of $4,555,545 and utilized cash of $1,578,494 in operating activities, and had a stockholders’ deficiency of $5,548,601 at March 31, 2008. These factors raise substantial doubt about our ability to continue as a going concern. In addition, our auditors have included in their report on our financial statements for the year ending December 31, 2007 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

Management believes that we are poised for reasonable growth by diversifying our sales to a higher proportion of department store business and by maintaining focus on our core brands. However, no assurance can be given that we will be successful in maintaining or increasing our sales in the future. Any future growth in sales will require additional working capital and may place a significant strain on our management, management information systems, inventory management, sourcing capability, distribution facilities and receivables management. Any disruption in our order processing, sourcing or distribution systems could cause orders to be shipped late, and under industry practices, retailers generally can cancel orders or refuse to accept goods due to late shipment. Such cancellations and returns would result in a reduction in revenue, increased administrative and shipping costs and a further burden on our distribution facilities.

Additionally, we intend from time to time to acquire and/or license other businesses and brands, as applicable, as we deem appropriate. If we are unable to properly integrate any business or brands we acquire and/or license, this could adversely affect our results of operation and financial condition.

The loss of Paul Guez, Glenn S. Palmer or our lead designers would have an adverse effect on our future development and could significantly impair our ability to achieve our business objectives.

Our success is largely dependent upon the expertise and knowledge of our Chairman, Paul Guez, our Chief Executive Officer and President, Glenn S. Palmer, and our lead designers, and our ability to continue to hire and retain other key personnel. The loss of Mr. Guez, Mr. Palmer or any of our other key personnel, could have a material adverse effect on our business, development, financial condition, and operating results. We do not maintain “key person” life insurance on any of our management or key personnel, including Messrs. Guez and Palmer.

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

We have one customer who accounted for approximately 48% of our total receivables at March 31, 2008 and 40% of our sales for the quarter ended March 31, 2008. A decrease in business from or loss of any significant customer would have a material adverse effect on our results of operations. Additionally, certain retailers, including some of our customers, have experienced in the past, and may experience in the future, financial difficulties which increase the risk of extending credit to such retailers and the risk that financial failure will eliminate a customer entirely. These retailers have attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors. There can be no assurance that we will remain a preferred vendor for our existing customers. Further, there can be no assurance that our factor will approve the extension of credit to certain retail customers in the future. If a customer’s credit is not approved by the factor, we could assume the collection risk on sales to the customer itself, require that the customer provide a letter of credit, or choose not to make sales to the customer.

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

We have been reducing our reliance on domestic contractors and expanding our use of offshore manufacturers as a cost-effective means to produce our products. During the quarter ended March 31, 2008, we sourced a significant majority of our finished products from suppliers located outside the United States and we also continued to increase our purchase of fabrics outside the United States. In addition, we have been increasing our international sales of product primarily through our licensees and distributors.

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

As of October 2, 2008, our executive officers and directors beneficially owned approximately 69.9% of the outstanding shares of our common stock. As of October 2, 2008, our chairman, Paul Guez, and his affiliates collectively owned approximately 68.2% of the outstanding shares of our common stock. We also issued 1,000,000 Series A convertible preferred shares to Mr. Guez in satisfaction of $2,556,682 of advances to us by Mr. Guez. The Series A preferred shares are convertible into 4,623,589 shares of common stock and vote with our common stock on an as-converted basis on all matters presented to our stockholders. Accordingly, our executive officers and key personnel have the ability to affect the outcome of, or exert considerable influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of our company or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of our company. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

Our stock price has been volatile.

Our common stock is quoted on the Pink Sheets electronic over-the-counter market maintained by the Pink OTC Markets, Inc., and there can be substantial volatility in the market price of our common stock. The market price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including quarterly variations in operating results, operating results which vary from the expectations of securities analysts and investors, changes in financial estimates, changes in market valuations of competitors, announcements by us or our competitors of a material nature, loss of one or more customers, additions or departures of key personnel, future sales of common stock and stock market price and volume fluctuations. In addition, general political and economic conditions such as a recession, or interest rate or currency rate fluctuations may adversely affect the market price of our common stock.

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

Our common stock is subject to the SEC’s penny stock rules. Therefore, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time a company has net tangible assets of $2,000,000 or less and the common stock has a market price per share of less than $5.00, transactions in the common stock may be subject to the “penny stock” rules promulgated under the Exchange Act. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

As our common stock is subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and stockholders may find it more difficult to sell their shares of our common stock.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as of March 31, 2008, the end of the period covered by this report.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, because of the material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of March 31, 2008.

The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or a combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in internal control over financial reporting in connection with this assessment:

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

Ineffective Financial Statement Closing and Reporting Processes and Procedures. Our management has not established with appropriate rigor the accounting policies, procedures, and documentation necessary to close our reporting periods and report our results of operations in an efficient and timely manner. In particular, our management has not established adequate policies, processes and procedures to maintain and support certain balance sheet accounts, including related party accounts, or to reconcile detail ledgers to the general ledger.

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

Lack of Appropriate Accounting Personnel. Our management has not appropriately assessed the risk to reliable financial reporting related to the effects of unfilled key financial reporting positions. With the departure of certain key staff in December 2007, and with the resignation of our Chief Financial Offer, effective September 10, 2008, our management has concluded that we will continue to lack the financial expertise necessary to report our results of operations on a timely basis until such positions are filled.

Changes in Internal Control over Financial Reporting

There has not been any material change in our internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting, except for the remediation changes discussed below.

We are actively remedying the material weaknesses and significant deficiencies identified above. Management is actively recruiting to fill the open accounting positions, and is evaluating staffing of the accounting department. We have taken immediate steps to seek a Chief Financial Officer candidate and are in the process of interviewing several individuals. In the meantime, we have engaged a consultant to act as our interim chief accounting officer to assist with our financial reporting and internal accounting functions. Additionally, existing accounting policies and procedures will be enhanced, and policies will be developed to address identified gaps.

PART II

ITEM 1. LEGAL PROCEEDINGS

On, August 4, 2008, we were served with a complaint filed in the Superior Court of the State of California County of Los Angeles, District Court, by LIT Commerce Distribution Center, LLC, the owner of our former premises, alleging that we breached a lease agreement regarding our former premises and seeking damages in an amount not less than $1.25 million plus interest and attorneys’ fees. We intend to vigorously defend the lawsuit. We also recently learned of a $205,782.24 judgment LIT Commerce Distribution Center, LLC obtained against us without our knowledge regarding the former premises. Our legal counsel in this matter will seek to overturn the judgment in the immediate future. While management believes that we have successful counterclaims against the plaintiff, it is unable at this time to express an opinion whether it is likely that the plaintiff will be able to prevail against us on its claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 5, 2008, a stockholder who owned of record 16,028,757 shares of our common stock and 1,000,000 shares of our Series A Convertible Preferred Stock (which are convertible into 4,623,589 shares of our common stock), representing approximately 61.1% of the then outstanding shares of our common stock, all of the outstanding shares of our Series A Convertible Preferred Stock, and 66.9% of the then outstanding shares of our common stock and Series A Convertible Preferred Stock, voting together as a single class on an as-converted basis, approved and ratified by written consent our issuance of up to an aggregate of $3,129,600 of thirty-month senior secured convertible notes, and five-year warrants to purchase up to an aggregate of 1,462,500 shares of our common stock.

On March 21, 2008, a stockholder who owned of record 16,028,757 shares of our common stock and 1,000,000 shares of our Series A Convertible Preferred Stock (which are convertible into 4,623,589 shares of our common stock), representing approximately 62.1% of the then outstanding shares of our common stock, all of the outstanding shares of our Series A Convertible Preferred Stock, and 66.9% of the then outstanding shares of our common stock and Series A Convertible Preferred Stock, voting together as a single class on an as-converted basis, approved by written consent a reverse split of our currently outstanding common stock at a ratio ranging from 1-for-1.5 to 1-for-2.5, to be determined at the discretion of our board of directors, with special treatment for certain of our stockholders to preserve round lot stockholders and the rounding up for fractional interests.

ITEM 6. EXHIBITS

See attached Exhibit Index.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE HOLDINGS, INC.

Date: October 3, 2008	By:	/s/ David Lasell
David Lasell
Interim Chief Accounting Officer

Exhibit Index

Exhibit Number	Description of Exhibit

10.1
Termination and Release Agreement dated February 6, 2008 by and between Antik Denim, LLC and North Star International, Inc. Incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K (File # 000-33297), filed with the Securities and Exchange Commission on April 15, 2008.

10.2
Securities Purchase Agreement dated March 5, 2008, by and between the Registrant and the purchasers signatory thereto. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File # 000-33297), filed with the Securities and Exchange Commission on March 7, 2008.

10.3
Form of 8% Secured Convertible Note. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File # 000-33297), filed with the Securities and Exchange Commission on March 7, 2008.

10.4	Form of Warrant. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File # 000-33297), filed with the Securities and Exchange Commission on March 7, 2008.

10.5
Form of Lock-Up Agreement. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File # 000-33297), filed with the Securities and Exchange Commission on March 7, 2008.

10.6
Security Agreement dated March 5, 2008, by and between the Registrant, Antik Denim, LLC, Taverniti So Jeans, LLC, Gemini Master Fund, Ltd. and Gemini Strategies, LLC. Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File # 000-33297), filed with the Securities and Exchange Commission on March 7, 2008.

10.7
IP Security Agreement dated March 5, 2008, by and between the Registrant, Antik Denim, LLC, Taverniti So Jeans, LLC, Gemini Master Fund, Ltd. and Gemini Strategies, LLC. Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File # 000-33297), filed with the Securities and Exchange Commission on March 7, 2008.

10.8
Subsidiary Guarantee dated March 5, 2008, executed by each of Antik Denim, LLC and Taverniti So Jeans, LLC. Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File # 000-33297), filed with the Securities and Exchange Commission on March 7, 2008.

10.9
Common Stock Purchase Agreement dated March 5, 2008, by and between the Registrant and Paul Guez. Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File # 000-33297), filed with the Securities and Exchange Commission on March 7, 2008.

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