Form 10-Q
period 2008-06-30
BLUE HOLDINGS, INC.
filed 2008-10-06
CIK 1139683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2008

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

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash	$25,773	$74,842
Due from factor, net of reserves of $18,921 and $173,805, respectively	85,430	94,194
Accounts receivable, net of reserves of $442,807 and $1,138,664, respectively:
- Purchased by factor with recourse	3,440,739	1,668,498
- Others	489,644	548,548
Inventories	4,575,146	9,328,581
Income taxes receivable	1,419,900	1,419,697
Prepaid expenses and other current assets	516,227	1,283,990
Total current assets	10,552,859	14,418,350
Property and equipment, net of accumulated depreciation	690,900	1,771,868
Total assets	$11,243,759	$16,190,218

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Bank overdraft	$90,649	$75,764
Accounts payable	4,730,481	2,577,454
Short-term borrowings	11,227,779	12,582,129
Due to related parties	271,375	279,336
Advances from majority shareholder	2,059,795	1,398,842
Current portion of convertible debt	928,959	-
Accrued expenses and other current liabilities	703,846	1,620,954
Total current liabilities	20,012,884	18,534,479
Non-current portion of convertible debt	696,667	-
Total liabilities	20,709,551	18,534,479

Stockholders' deficiency:
Preferred stock $0.001 stated value, 5,000,000 shares authorized, 1,000,000 Series A convertible shares issued with 6% cumulative dividend of the designated purchase price and initial conversion price of $0.7347	1,000	1,000
Common stock $0.001 par value, 75,000,000 shares authorized, 26,232,200 shares issued and outstanding	26,232	26,232
Additional paid-in capital	8,764,207	8,059,648
Accumulated deficit	(18,257,231)	(10,431,141)
Total stockholders' deficiency	(9,465,792)	(2,344,261)
Total liabilities and stockholders' deficiency	$11,243,759	$16,190,218

See notes to condensed consolidated financial statements

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007

Net sales	$4,712,793	$8,401,971	$13,266,912	$16,842,193

Cost of goods sold	3,770,151	4,973,237	11,570,832	8,581,433

Gross profit	942,642	3,428,734	1,696,080	8,260,760

Selling, distribution & administrative expenses	4,038,380	4,057,091	8,894,141	8,577,659

Loss before other expenses	(3,095,738)	(628,357)	(7,198,061)	(316,899)

Other expenses - Interest expense	346,190	414,389	799,411	752,533
- Closure of retail stores	528,618	-	528,618	-

Net loss	$(3,970,546)	$(1,042,746)	$(8,526,090)	$(1,069,432)

Loss per common share, basic and diluted	$(0.15)	$(0.04)	$(0.33)	$(0.04)

Weighted average shares outstanding, basic and diluted	26,232,200	26,057,200	26,232,200	26,057,200

See notes to condensed consolidated financial statements

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

	Preferred Shares Issued		Common Shares Issued		Additional
		Par Value		Par Value	Paid In	Accumulated
	Number	0.001	Number	0.001	Capital	Deficit	Total

Balance, January 1, 2008	1,000,000	$1,000	26,232,200	$26,232	$8,059,648	$(10,431,141)	$(2,344,261)

Fair value of vested stock options	-	-	-	-	108,959	-	108,959

Foregiveness of debt by majority shareholder	-	-	-	-	-	700,000	700,000

Fair value of discount associated with convertibility feature of notes and warrants issued	-	-	-	-	595,600	-	595,600

Net loss for the period	-	-	-	-	-	(8,526,090)	(8,526,090)

Balance, June 30, 2008	1,000,000	$1,000	26,232,200	$26,232	$8,764,207	$(18,257,231)	$(9,465,792)

See notes to condensed consolidated financial statements

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

	2008	2007
Cash flows from operating activities:
Net loss	$(8,526,090)	$(1,069,432)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	274,443	187,679
Fair value of vested stock options	108,959	137,747
Amortization of debt discount	79,189	-
Provision for loss on closure of retail stores	528,618	-
Changes in assets and liabilities:
Accounts receivable	(1,713,337)	1,015,687
Due from factor	8,764	127,547
Income taxes receivable	(203)	14,044
Inventories	4,753,435	(3,067,458)
Due to related parties	(7,961)	(584,419)
Deferred income taxes	-	(27,330)
Prepaid expenses and other current assets	767,763	(684,220)
Bank overdraft	14,885	544,985
Accounts payable	1,918,027	(1,345,241)
Other current liabilities	(221,808)	(459,163)
Net cash used in operating activities	(2,015,316)	(5,209,574)

Cash flows from investing activities:
Purchase of equipment	(182,392)	(224,530)
Net cash used in investing activities	(182,392)	(224,530)

Cash flows from financing activities:
Short-term borrowings	(1,354,350)	4,042,625
Advances from majority shareholder	1,360,953	1,466,967
Issuance of convertible notes	2,142,036	-
Net cash provided by financing activities	2,148,639	5,509,592

Net (decrease) increase in cash	(49,069)	75,488
Cash at beginning of period	74,842	109,031
Cash at end of period	$25,773	$184,519

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$799,411	$993,814

Cash paid for income tax	$-	$2,551,605

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Forgiveness of debt from majority stockholder	$700,000	$-

Cumulative effect of FIN 48	$-	$52,465

Fair value of discount associated with convertibility feature of notes and warrants issued	$595,600	$-

See notes to condensed consolidated financial statements

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

(a) Basis of Presentation

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2008 and the results of operations for the three and six months ended June 30, 2008 and 2007. The condensed consolidated balance sheet as of December 31, 2007 is derived from the Company’s audited financial statements, (as restated).

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

The Company’s results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

The condensed consolidated financial statements include the operations of Blue Holdings, Inc. and its wholly-owned subsidiaries. Inter-company transactions and balances are eliminated in consolidation.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

(d) Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $8,631,943 and utilized cash of $4,046,796 in operating activities during the year ended December 31, 2007, and had a stockholders’ deficiency of $2,344,261 as at December 31, 2007. During the six months ended June 30, 2008, the Company had a net loss of $8,526,090 and utilized cash of $2,015,316 in operating activities, and had a stockholders’ deficiency of $9,465,792 at June 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

(d) Advertising Costs

Advertising costs are expensed as of the first date the advertisements take place. Advertising expenses included in selling expenses approximated $45,837 and $64,216 for the three and six months ended June 30, 2008, respectively, as compared with $57,652 and $119,574 for the same respective periods last year.

(e) Shipping and Handling Costs

Freight charges are included in selling, distribution and administrative expenses in the statement of operations and approximated $61,570 and $235,234 for the three and six months ended June 30, 2008, respectively, as compared to $149,960 and $297,235 for the same respective periods in the prior year.

(f) Major Suppliers

We purchase our fabric, thread and other raw materials from various industry suppliers within the United States and abroad. We do not currently have any long-term agreements in place for the supply of our fabric, thread or other raw materials. The fabric, thread and other raw materials used by us are available from a large number of suppliers worldwide. During the three months ended June 30, 2008, only three suppliers accounted for more than 10% of our purchases. Purchases from those suppliers were 23.1%, 14.5% and 13.8%, respectively. During the six months ended June 30, 2008, two suppliers accounted for more than 10% of our purchases, 25.6% and 13.7%, respectively. During the three months ended June 30, 2007, one supplier accounted for more than 10% of our purchases. Purchases from that supplier were 25.4%. During the six months ended June 30, 2007, three suppliers accounted for more than 10% of our purchases and purchases from these suppliers were 18.3%, 11.1% and 10.1%, respectively.

(g) Major Customers

During the three and six months ended June 30, 2008, two customers accounted for more than 10% of the Company’s sales. Sales to those customers were 13.1% and 10.3%, respectively, for the three months ended June 30, 2008, and 27.6% and 8.4%, respectively, for the six months ended June 30, 2008. International sales accounted for approximately 19.2% and 19.3% of the Company’s sales during the three and six months ended June 30, 2008, respectively, including Japan which accounted for 11.0% and 10.0%, respectively, of our total sales. As of June 30, 2008 one customer accounted for 63% of total accounts receivable.

During the three months ended June 30, 2007, two customers accounted for more than 10% of the Company’s sales. Sales to those customers were 13.5% and 10.3%, respectively, for the three months ended June 30, 2007, and 11.6% and 10.4%, respectively, for the six months ended June 30, 2007. International sales accounted for approximately 17.9% and 21.6% of the Company’s sales during the three and six months ended June 30, 2007, respectively, including Japan which accounted for 11.5% and 13.3%, respectively, of our total sales. As of June 30, 2007 one customer accounted for 34% total accounts receivable.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

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

The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended June 30, 2008 and 2007:

	June 30,	June 30,
	2008	2007

Dividend yield	—	—
Risk-free interest rate	4.50%	4.50%
Expected volatility	46.01%	46.01%
Expected life of options	5 years	5 years

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

At June 30, 2008, potentially dilutive securities consisted of outstanding common stock options to acquire 1,004,500 shares, outstanding warrants to acquire 1,025,000 shares, 2,608,000 shares issuable under convertible notes, and 4,623,589 shares issuable under convertible preferred stock. At June 30, 2007, potentially dilutive securities consisted of outstanding common stock options to acquire 697,000 shares. These potentially dilutive securities were not included in the calculation of loss per share for the quarters ended June 30, 2008 and 2007 as they were anti-dilutive. Accordingly, basic and diluted earnings per share for quarters ended June 30, 2008 and 2007 are the same.

(j) Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement defines fair value for certain financial and non-financial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No.157-2, Effective Date of FASB Statement No. 157. This Staff Position delays the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no effect on the Company’s consolidated financial position or results of operations.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

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

The factor agreements provide that the Company can borrow up to 90% of the value of purchased customer invoices, less a reserve of 10% of unpaid accounts purchased and 100% of all such accounts which are disputed. The factor agreements renew automatically, subject to 120 days’ termination notice from any party. The factor also makes available to all three companies a combined line of credit up to the lesser of $2.4 million and 50% of the value of eligible raw materials and finished goods. As of June 30, 2008, the factor made advances to the Company of $11.7 million of which the Company drew down $2.2 million against inventory, $3.5 million against accounts receivable and $6 million against personal guarantees of Paul Guez, our Chairman and majority stockholder, and the living trust of Paul and Elizabeth Guez. As the Company is an over-advance position, the Company has agreed with the factor that it will pledge to them the income tax receivable of approximately $1,400,000. Furthermore, the Company and the factor have agreed that approximately $2,500,000 of outstanding receivables owed to the Company and included in outstanding accounts receivable at June 30, 2008 will be paid directly to the factor by a customer in monthly payments of $250,000 that are due through approximately April, 2009 to reduce amounts outstanding under the factor agreements.

As of June 30, 2008, the factor holds $585,430 of accounts receivable purchased from us on a without recourse basis and has made advances to us of $500,000 against those receivables, resulting in a balance Due from Factor of $85,430, net of $18,921 of reserves. The Company has accounted for the sale of receivables to the factor in accordance with SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Also, as of June 30, 2008, the factor held as collateral $3,883,546 of accounts receivable that were subject to recourse, against which the Company has provided reserves of $442,807. As of June 30, 2008, the Company had received advances totaling $11,727,779 against such receivables, eligible inventory, and on the personal guarantee of the Company’s majority stockholder, has included the net amount of $500,000 in accounts receivable, and has reflected the remaining $11,227,779 as short term borrowings on the accompanying balance sheet.

The factor commission on receivables purchased on a without recourse basis is 0.75% if the aggregate amount of approved invoices is below $10 million per annum 0.70% if between $10 million and $20 million and 0.65% if between $20 million and $30 million. The Company is contingently liable to the factor for merchandise disputes, customer claims and the like on receivables sold to the factor. To the extent that the Company draws funds prior to the deemed collection date of the accounts receivable sold to the factor, interest is charged at the rate of 1% over the factor’s prime lending rate per annum, which was 7% as of June 30, 2008. Factor advances are collateralized by the non-factored accounts receivable, inventories and the personal guarantees of Paul Guez, our Chairman and majority stockholder, and the living trust of Paul and Elizabeth Guez.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

NOTE 4 – INVENTORIES

Inventories are summarized as follows:

	June 30,	December 31,
	2008	2007
	(Unaudited)

Raw Materials	$1,401,176	$2,717,085
Work-in-Process	1,383,589	962,781
Finished Goods	1,790,381	3,450,454
Finished Goods held for sale to customer	-	2,198,261
	$4,575,146	$9,328,581

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	June 30,	December 31,
	2008	2007
	(Unaudited)
Furniture	$33,317	$33,317
Leasehold Improvements	194,816	1,312,498
Computer Equipment	1,213,308	1,125,365
	1,441,441	2,471,180
Less: Accumulated depreciation and Amortization	(750,541)	(699,312)
	$690,900	$1,771,868

Depreciation expense totaled $142,174 and $97,078 for the three months ended June 30, 2008 and 2007, respectively, and for the six months ended June 30, 2008 and 2007 totaled $274,443 and $187,679, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company purchased fabric at cost from Blue Concept, LLC, an entity which is owned by Paul Guez, the Company’s Chairman, for $0 and $97,680, respectively, during the three months ended June 30, 2008 and 2007; and for $6,562 and $183,302, respectively, during the six months. On January 1, 2006, the Company leased its facility at Commerce, California from Azteca Production International Inc., as a sub-tenant and paid $19,030 per month through December 31, 2007, when the lease was terminated. Azteca is a company co-owned by Paul Guez. Rent expense includes $0 and $57,090, respectively, for payments under this lease for the three months ended June 30, 2008 and 2007; and $0 and $114,180, respectively, for the six months ended June 30, 2008 and 2007.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

On July 5, 2005 the Company entered into a ten-year license agreement with Yanuk Jeans, LLC, an entity that is solely owned by Paul Guez. Under the terms of the agreement, the Company became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of the Yanuk brand products to the wholesale and retail trade. The Company pays to Yanuk Jeans, LLC a royalty of six percent of all net sales of the licensed products and a guaranteed minimum royalty on an annual basis. Yanuk has agreed to waive such royalties for the years ending 2007 and 2008 and, accordingly, no royalties were paid or payable for the three or six months ended June 30, 2008 and 2007. Additionally, during the term of the license agreement, the Company has the option to purchase from Yanuk Jeans, LLC the property licensed under the agreement.

On October 6, 2005, the Company entered into a five-year license agreement with Yanuk Jeans, LLC. Under the terms of the agreement, the Company became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of Yanuk Jeans, LLC’s U brand products to the wholesale and retail trade. The Company pays to Yanuk Jeans, LLC a royalty of five percent of all net sales of the licensed products and shall pay a guaranteed minimum royalty on an annual basis. In addition, during the term of the license agreement, the Company has the option to purchase from Yanuk Jeans, LLC the property licensed under the agreement. No royalties were paid or payable to Yanuk Jeans, LLC for the U brand products for the three or six months ended June 30, 2008 or 2007.

Paul Guez and the living trust of Paul and Elizabeth Guez have guaranteed all advances and ledger debt due to the Company’s factor (see Note 3).

On August 27, 2005, the Company opened a retail store on Melrose Avenue, Los Angeles, California and took over all the obligations of a 10-year property lease which had previously been entered into by Blue Concept, LLC in April 2005. The lease will expire on March 15, 2015. Related rental expense included in the statements of operation for the three and six months ended June 30, 2008 totaled $70,500 and $141,000, respectively. Effective June, 2008, the Company decided to close its retail stores and has, accordingly, provided for the estimated cost of such closings in the statement of operations for the three and six months ended June 30, 2008 (see note 11).

Taverniti is the exclusive licensee for the design, development, manufacture, sale, marketing and distribution of the Taverniti So Jeans trademark in the denim and knit sports wear categories for men and women. It is paying royalties to Taverniti Holdings, LLC at rates varying from 5-8 percent depending upon the levels of net sales of related licensed products, pursuant to a license agreement with Taverniti Holdings, LLC. Taverniti Holdings, LLC is jointly owned by Paul Guez (60%) and Jimmy Taverniti (40%), the designer of the products for the brand, and Mr. Guez is the sole manager. The license agreement was signed in May 2004 and expires on December 31, 2015. Royalties paid or payable for the three and six months June 30, 2008 were $165,507 and $334,405. No royalties were paid or payable for the three or six months ended June 30, 2007, royalties for that year having been waived by Licensor.

Company has entered into an agreement with the living trust of Paul and Elizabeth Guez, pursuant to which the Company has leased a merchandising and design facility located in Marina del Rey, California. The lease is on a “month-to-month” basis and requires that, beginning September 1, 2007, the Company pay rent at the rate of $24,000 per month. Rent expense of $72,000 and $144,000 due under this lease agreement is included in the accompanying statement of operations for the three and six months ended June 30, 2008, respectively.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

NOTE 7 - DUE FROM/TO RELATED PARTIES

Due to related parties

The Company has various due to/from accounts with related parties that relate to trade related activities. These amounts are unsecured, non-interest bearing and due on demand. The related parties are the Company’s majority stockholder (who is also the Company’s Chairman) and limited liability companies that are either owned or co-owned by the majority stockholder. Trade-related outstanding items follow regular payment terms as invoiced. As of June 30, 2008 and December 31, 2007, total trade-related items due to related parties amounted to $271,375 and $279,336, respectively.

Advances from Majority Stockholder

From time to time, the Company’s majority stockholder, Paul Guez, made advances to the Company to support its working capital needs under a revolving line of credit agreement. The line of credit allowed the Company to borrow from him up to a maximum of $3 million at an interest rate of 6% per annum. The Company was to repay the advances in full or in part at any time until the credit line expires, and repayment was required on December 31, 2008. On March 5, 2008, the Company and Mr. Guez entered into an agreement whereby Mr. Guez agreed to cancel $1,400,000 of such indebtedness in consideration of the issuance of 1,750,000 shares of the Company’s common stock.

In early May 2008, Mr. Guez informed the Company of claims for sums he believed were due and owing him pursuant to advances made to and payments made on behalf of the Company during fiscal 2007 that were separate from the revolving line. In light of this dispute, the Company’s Audit Committee conducted an internal investigation which revealed accounting errors in the Company’s related party accounts pertaining to payables due to Mr. Guez and his affiliated entities in the aggregate amount of $2,009,435, and which resulted in a revised amount due Mr. Guez of $1,398,842 as of December 31, 2007 under the above discussed line of credit agreement. As such, the Company determined that it was necessary to restate its previously filed December 31, 2007 financial statements. During the six months ended June 30, 2008, Mr. Guez made further advances to the Company of $919,251 under the line of credit agreement. As of June 30, 2008, the amount due Mr. Guez under this revolving line of credit agreement was $1,618,093. Mr. Guez was also owed $441,702 for accrued royalties and rental expense as of June 30, 2008.

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

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

NOTE 8 – Senior Secured Convertible Notes

Senior Convertible Notes Payable consist of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Senior Convertible Notes Payable, Investor	$2,000,000	$-
Senior Convertible Notes Payable, Finder	86,400	-
Accrued Interest	55,637	-
Valuation Discount	(516,411)	-
Net	$1,625,626	$-

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
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

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
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

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

In connection with the transactions contemplated by the Securities Purchase Agreement, the Company was required to pay its previously engaged placement agent an aggregate fee of $120,000 (equal to 6% of the gross proceeds from the sale of the convertible note and warrant). The fees have been reflected as deferred financing cost in the accompanying balance sheet and will be amortized over the life of the convertible notes. The fees were payable $33,600 in cash at time of closing, and issued to the placement agent a convertible note in the aggregate principal amount of $86,400 and a warrant (with the same terms as the warrants issued to the investor) to purchase 150,000 shares of Common Stock at an exercise price of $1 per share. The convertible note issued to the placement agent is convertible into 108,000 shares of common Stock at a per share price of $0.80, and has the same terms as the convertible notes issued to the Investor.

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

The aggregate fair value of warrants and the beneficial conversion of the convertible notes of $595,600 have been reflected by the Company as a valuation discount and offset to the carrying value of the convertible notes, are amortized over the term of the convertible notes. For the three and six months ended June 30, 2008, the Company amortized $60,114 and $79,818, respectively, related to these transactions and which is reflected as financing costs in the Company’s consolidated statements of operations.

On July 30, 2008, the Company entered into an amended agreement with the investor. See note 14.

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

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

Due to the net operating losses for the periods and valuation allowances on deferred tax assets, there was no provision for income taxes for the three and six months ended June 30, 2008 and 2007.

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

The Company adopted the provisions of FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes,” at the beginning of fiscal year 2007. The Company has no gross unrecognized tax benefits outstanding as of June 30, 2008 and December 31, 2007.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

NOTE 10 – STOCK OPTIONS AND WARRANTS

Stock Options

Under the Company’s 2005 Stock Incentive Plan (the “Company Plan”), the Company may grant qualified and nonqualified stock options and stock purchase rights to selected employees. The Company reserved 2,500,000 shares of common stock for issuance under the Company Plan.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

At June 30, 2008 options outstanding are as follow:

	Number of options	Weighted average exercise price

Balance at January 1, 2008	1,084,500	$2.24
Granted	-	-
Exercised	-	-
Cancelled	(80,000)	$5.20

Balance at June 30, 2008	1,004,500	$2.13

Additional information regarding options outstanding as of June 30, 2008 is as follows:

	Options outstanding				Options exercisable
	Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

	$8.10	32,000	7.33	$8.10	22,000	$8.10
	$5.30	23,500	7.75	$5.30	23,500	$5.30
	$5.20	74,000	8.67	$5.20	25,500	$5.20
	$1.98	250,000	9.17	$1.98	125,000	$1.98
	$1.40	625,000	9.33	$1.40	125,000	$1.40

Total	$1.40 - $8.10	1,004,500	9.14	$2.13	321,000	$2.67

Stock based compensation expense relating to the vesting of such options, for the six months ended June 30, 2008 and 2007, was $108,959 and $137,747, respectively. As of June 30, 2008, the unamortized value of these option awards was $223,723 which will be amortized as stock based compensation cost over the average of approximately three years as the options vest.

As of June 30, 2008, the outstanding options have no intrinsic value.

Warrants

On March 5, 2008, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) as detailed at Note 8 and pursuant to the terms of which the Company granted five-year warrants to purchase an aggregate of 1,025,000 shares.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

At June 30, 2008, all of the warrants were exercisable and consisted of the following:

Weighted
	Number of	average
	warrants	exercise price
Balance at January 1, 2008	-	$-
Granted	1,025,000	$1.00
Exercised	-	$-
Cancelled	-	$-
Balance at June 30, 2008	1,025,000	$1.00

As of June 30, 2008, the outstanding warrants have no intrinsic value.

NOTE 11 – CLOSURE OF RETAIL STORES

During the month of June, 2008, the Company decided to close its retail operations.  Accordingly, the San Francisco store was assigned to an unrelated retailer and its operations ceased effective August 1, 2008.  The Company is currently working to assign or otherwise dispose of the Los Angeles store.

The statement of operations for the three and six months ended June 30, 2008 includes provision for costs related to the cessation of its operations totaling $525,618, representing the write off of the net asset value of related leasehold improvements plus an accrual of $235,000 representing the management’s estimate of rental and other expenses of operating the stores during the closing period.

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

Mr. Adams was to have performed specific design, marketing and promotional services, and in consideration of such services the Company issued to Mr. Adams as base compensation 175,000 shares of its common stock, valued at $ $108,356, and to be amortized as earned over a one year period beginning in May 2007 when the shares were issued.. Amortization of the value of the shares issued resulted in the recognition of compensation expense during the year ended December 31, 2007 of $58,948, leaving an unamortized balance at that date of $49,408. The Company and Mr. Adams have agreed to terminate the agreement, with Mr. Adams retaining the 175,000 shares previously issued. Accordingly, during the six months ended June 30, 2008, the $49,408 has been amortized and is reflected as compensation expense for that period.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

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

On January 12, 2007, the Company entered into a License Agreement with Faith Connexion S.A.R.L., a company formed under the laws of France (“Faith”). Pursuant to the License Agreement, Faith granted an exclusive right and license to use the Faith Connexion trademark for the manufacture, marketing, promotion, sale, distribution and other exploitation of men’s and women’s hoodies, t-shirts, sweatshirts, sweatpants and hats in North America (including Canada), South America, Japan and Korea. Compensation for use of the Faith Connexion trademark will consist of a royalty calculated as 9% of the Company’s net sales arising from products bearing the Faith Connexion trademark in the first two years, and 9.5% of net sales in year three. The License Agreement has a term of three years as follows: the first year is comprised of 18 months, year two is comprised of the next six months, and year three is comprised of the following 12 months. Per the agreement, the Company has agreed to a guarantee payment of royalties on identified minimum net sales amounts ranging from $3.5 to $10 million over each of the three years (equal to minimum royalties of $450,000, $315,000, and $950,000, in each of years one (first eighteen months), two (next 6 months) and three (next twelve months), respectively, and to spend at least 3% of actual net sales amounts on marketing and advertising the Faith Connexion trademarked products in the territory. During the three months ended March 31, 2008 and 2007, the Company recorded royalty expense of $42,134 and $75,000, respectively; and for the corresponding six month periods recorded expense of $$214,179 and $150,000, respectively. On June 16, 2008, the parties terminated the License Agreement.

On April 27, 2007, Antik Denim, LLC (“Antik”), a California limited liability company and our wholly-owned subsidiary, executed a License Agreement (the “Mercier License Agreement”) dated to be effective as of April 18, 2007, by and between Antik and Mercier SARL, a company formed under the laws of France (“Mercier”). Pursuant to terms of the Mercier License Agreement, Antik granted an exclusive right and license to use the Antik Denim trademark for the manufacture, marketing, promotion, sale, distribution and other exploitation of denim and sportswear apparel in Europe. Compensation for use of the Antik Denim trademark will consist of a royalty calculated as 10% of Mercier’s net sales arising from products bearing the Antik Denim trademark. The Mercier License Agreement has an initial term of twenty (20) months, and includes four (4) one (1)-year extension options available to Mercier to the extent it achieves specified minimum net sales. Mercier has agreed to guarantee payment of royalties on an identified minimum net sales amount of $2.5 million during the initial twenty (20) month term, and on identified minimum net sales amounts ranging from $2.5 million to $10 million over the eligible extension terms. In connection with these minimum net sales, the Mercier License Agreement provides for an upfront minimum guarantee advance of $250,000 which has been received by the Company and of which $75,000 is recorded as deferred revenue as of June 30, 2008, and an aggregate of minimum royalty payments of $2.5 million for the years 2009 though 2012 assuming the Mercier License Agreement is renewed at the end of 2008.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

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

NOTE 14 – SUBSEQUENT EVENTS

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
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

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
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

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

Other:

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

Significant Developments

In early May 2008, Mr. Guez informed us of claims for sums he believed were due and owing him pursuant to advances made to and payments made on behalf of our company during fiscal 2007 that were separate from a revolving line of credit advanced by Mr. Guez. In light of this dispute, our Audit Committee conducted an internal investigation which revealed accounting errors in the our related party accounts pertaining to payables due to Mr. Guez and his affiliated entities in the aggregate amount of $2,009,435, and which resulted in a revised amount due Mr. Guez of $1,398,842 as of December 31, 2007 under the above discussed line of credit. As such, we determined that it was necessary to restate its previously filed December 31, 2007 financial statements. As of June 30, 2008, the amount due Mr. Guez under the revolving line of credit was $1,618,093.

On September 23, 2008, the parties entered into a Settlement Agreement and Mutual Release pursuant to which we rescinded Mr. Guez’s conversion of $1,400,000 of net advances made to us under our line of credit with him into 1,750,000 shares of our common stock, Mr. Guez forgave $700,000 of indebtedness under our line of credit with him, we issued an 8% Senior Secured Convertible Note with a 30-month term and a per share conversion price of $0.40 to Mr. Guez in the principal amount of approximately $1,618,093 in settlement of all amounts owed to Mr. Guez and his affiliates as of the date of the settlement (other than certain amounts outside of the line of credit accrued during fiscal 2008 and set forth in the settlement agreement), we issued a Warrant to Mr. Guez to purchase 1,415,832 shares of our common stock at a per share exercise price of $0.40 and a term of 5 years, and we, along with Mr. Guez, mutually released each other from existing claims.

On June 17, 2008, we entered into a term sheet with Head Gear Inc. (“Head Gear”) outlining the basic business terms of a joint venture whereby we, along with Head Gear, will co-market select brands, including Taverniti So Jeans and Antik Denim, to selected Head Gear retailers, and jointly develop new non-denim products. We continue to negotiate definitive terms with Head Gear.

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

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our condensed consolidated statements of operations and certain such data expressed as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net Sales	$4,712,793	$8,401,971	$13,266,912	$16,842,193
Gross Profit	$942,642	$3,428,734	$1,696,080	$8,260,760
Percentage of net sales	20%	41%	13%	49%
Selling, distribution & administrative expenses	$4,038,380	$4,057,091	$8,894,141	$8,577,659
Percentage of net sales	86%	48%	67%	51%
Income (loss) before provision for income taxes	$(3,970,546)	$(1,042,746)	$(8,526,090)	$(1,069,432)
Percentage of net sales	-84%	-12%	-64%	-6%
Net income (loss)	$(3,970,546)	$(1,042,746)	$(8,526,090)	$(1,069,432)
Percentage of net sales	-84%	-12%	-64%	-6%

Three Months Ended June 30, 2008 vs. 2007

During the second quarter, net sales, and in particular gross margin, were impacted by our strategic decision to continue to reduce excess inventory through increased sales volume of discounted merchandise at substantially increased markdown levels. In addition, transitioning the supply chain and manufacturing base in Mexico, personnel changes and increasing costs of European piece goods resulted in late deliveries and had a significant impact on both net sales and gross margin. Net sales decreased from $8.4 million for the three months ended June 30, 2007 to $4.7 million for the three months ended June 30, 2008. The sales were negatively impacted due to the recessionary economic climate, weak overcrowded premium denim market and limited cash flow. Secondly, we are still recovering from previously experienced delivery problems, which have continued to hinder the Company’s performance.

Gross profit for the three months ended June 30, 2008 decreased to $0.94 million from $3.43 million in the three months ended June 30, 2007. The decrease in gross profit was largely due to heavy discounts on the sale of old inventory from prior seasons, and also due to production inefficiencies resulting in diluted gross profit. During the first quarter, the Company experienced a dramatic reduction in the price at which it could sell its off-price product. There is a rather restricted avenue of distribution for off-price denim product and that market at this time is deluged with excess inventory, resulting in substantially lower selling prices. However, we expect our gross margin to improve in the future.

Selling, distribution and administrative expenses for the three months ended June 30, 2008 totaled $4.04 million compared with $4.06 million for the three months ended June 30, 2007. The principal components for the three months were payroll and related costs of $1.52 million (compared to $1.88 million last year), rentals of $0.42 million ($0.24 million last year), professional fee expenses of 0.42 million ($0.41 million in the same period of 2007), stock-based compensation of $0.07 million ($0.08 million in the same period last year), and credit and collection costs of $0.39 million in the second quarter (versus $0.18 million in the previous year), largely due to an increase in bad debt writeoffs totaling $0.20 million.

Net Loss after provision for taxes in the second quarter of 2008 was $3.97 million or 84% of net sales compared to $1.04 million or 12% of net sales in the second quarter of 2007. Basic and diluted loss per share increased to $0.15 from $0.04 in the same period of last year. For the quarters ended June 30, 2008 and 2007, the Company provided $0 million for income tax.

Six Months Ended June 30, 2008 vs. 2007

During the six months ended June 30, 2008, net sales, and in particular gross margin, were impacted by our strategic decision to continue to reduce excess inventory through increased sales volume of discounted merchandise at substantially increased markdown levels. In addition, transitioning the supply chain and manufacturing base in Mexico, personnel changes and increasing costs of European piece goods resulted in late deliveries and had a significant impact on both net sales and gross margin. Net sales decreased from $16.8 million for the six months ended June 30, 2007 to $13.3 million for the six months ended June 30, 2008. The sales were negatively impacted due to the recessionary economic climate, weak overcrowded premium denim market and limited cash flow. Secondly, we are still recovering from previously experienced delivery problems, which have continued to hinder the Company’s performance.

Gross profit for the six months ended June 30, 2008 decreased to $1.70 million from $8.26 million in the six months ended June 30, 2007. The decrease in gross profit was largely due to heavy discounts on the sale of $2 million of old inventory from prior seasons, and also due to production inefficiencies resulting in diluted gross profit. During the period, the Company experienced a dramatic reduction in the price at which it could sell its off-price product. There is a rather restricted avenue of distribution for off-price denim product and that market at this time is deluged with excess inventory, resulting in substantially lower selling prices. However, we expect our gross margin to improve in the future.

Selling, distribution and administrative expenses for the six months ended June 30, 2008 totaled $8.89 million compared with $8.58 million for the six months ended June 30, 2007. The principal components for the six months were payroll and related costs of $3.10 million (compared to $3.63 million last year), rentals of $0.78 million ($0.47 million last year), professional fee expenses of $0.75 million ($0.92 million in the same period of 2007), and stock-based compensation of $0.21 million ($0.17 million in the same period last year). The first six months of 2008 was adversely impacted by design and sampling costs totaling $0.56 million (versus $0.28 million in the previous year), including the writeoff of $0.25 million of samples previously valued as inventory. Also, credit and collection costs of $0.89 million in the first six months (versus $0.33 million in the previous year) increased, largely due to a charge of $0.30 million taken as a reserve against due from factor, as well as an increase in bad debt writeoffs totaling $0.20 million.

Net Loss after provision for taxes for the six months of 2008 was $8.53 million or 64% of net sales compared to $1.07 million or 6% of net sales for the first six months of 2007. Basic and diluted loss per share increased to $0.33 from $0.04 in the same period of last year. For the six month periods ended June 30, 2008 and 2007, the Company provided $0 million for income tax.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, we utilized cash of $2.1 million in operating activities during the six months ended June 30, 2008, and had a stockholders’ deficiency of $9,465,792 at June 30, 2008. The cash shortfall was primarily due to the six month operating loss of $8.5 million plus an increase of $1.7 million in accounts receivable. These uses of cash were partially offset by a decrease in inventories of $4.8 million, a reduction in prepaid expenses and other current assets of $0.8 million and an increase in accounts payable of $1.9 million. Net cash provided by financing activities was $2.2 million due to proceeds from issuance of convertible notes of $2.2 million, an increase in advances from majority stockholder of $1.4 million, less a reduction in short term borrowings of $1.4 million. These factors raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the fiscal year ended December 31, 2007 (as restated).

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

In addition, the factor also makes available to all three companies a combined line of credit up to the lesser of $2.4 million and 50% of the value of eligible raw materials and finished goods. As of June 30, 2008, the factor made advances to us of $11.7 million, of which we had drawn an estimated $2.2 million against inventory, $3.8 million against accounts receivable and $5.7 million against personal guarantees of Paul Guez, our Chairman and majority stockholder, and the living trust of Paul and Elizabeth Guez. As we are in an over-advance position, we have agreed with the factor that we will pledge to them the income tax receivable of approximately $1,400,000. Furthermore, we have agreed with the factor that approximately $2,500,000 of outstanding receivables owed to us and included in outstanding accounts receivable at June 30, 2008 will be paid directly to the factor by the customer in monthly payments of $250,000 that are due through approximately April 2009 to reduce amounts outstanding under the factor agreements.

From time to time, our majority stockholder, Mr. Paul Guez, has made advances to us to support our working capital needs. These advances were non-interest bearing. On July 1, 2006, Mr. Guez converted the advances to a line of credit in an agreement with us. The line of credit allows us to borrow from him up to a maximum of $3 million at an annual interest rate of 6%. We may repay the advances in full or in part at any time until the credit line expires on December 31, 2008. During the six months ended June 30, 2008, Mr. Guez made $919,251 of advances to us under the credit line.

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

If we are unable to successfully raise the capital we need, or experience significant reductions in sales, we may need to reduce the scope of our business to fully satisfy our future short-term liquidity requirements. If we cannot raise additional capital or reduce the scope of our business, we may be otherwise unable to achieve our goals or continue our operations. During the six months ended June 30, 2008, we had a net loss of $8,526,090 and utilized cash of $2,015,316 in operating activities, and had a stockholders’ deficiency of $9,465,792 at June 30, 2008. These factors raise substantial doubt about our ability to continue as a going concern. In addition, our auditors have included in their report on our financial statements for the year ending December 31, 2007 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

Additionally, we intend from time to time to acquire and/or license other businesses and brands, as applicable, as we deem appropriate. If we are unable to adequately properly integrate any business or brands we acquire and/or license, this could adversely affect our results of operation and financial condition.

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

We have been reducing our reliance on domestic contractors and expanding our use of offshore manufacturers as a cost-effective means to produce our products. During the quarter ended June 30, 2008, we sourced a significant majority of our finished products from suppliers located outside the United States and we also continued to increase our purchase of fabrics outside the United States. In addition, we have been increasing our international sales of product primarily through our licensees and distributors.

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

As of October 2, 2008, our executive officers and directors owned approximately 69.9% of the outstanding shares of our common stock. As of October 2, 2008, our Chairman, Paul Guez, and his affiliates collectively owned approximately 68.2% of the outstanding shares of our common stock. We also issued 1,000,000 Series A convertible preferred shares to Mr. Guez in satisfaction of $2,556,682 of advances to us by Mr. Guez. The Series A preferred shares are convertible into 4,623,589 shares of common stock and vote with our common stock on an as-converted basis on all matters presented to our stockholders. Accordingly, our executive officers and key personnel have the ability to affect the outcome of, or exert considerable influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of our company or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of our company. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as of June 30, 2008, the end of the period covered by this report.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, because of the material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of June 30, 2008.

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

Changes in Internal Control over Financial Reporting

There has not been any material change in our internal control over financial reporting during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting, except for the remediation changes discussed below.

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

BLUE HOLDINGS, INC.

Date: October 6, 2008	By:	/s/ David Lasell
David Lasell
Interim Chief Accounting Officer

Exhibit Index

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.