Form 10-Q
period 2008-09-30
BLUE HOLDINGS, INC.
filed 2008-11-19
CIK 1139683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2008

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

As of November 18, 2008, 26,232,200 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BLUE HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash	$44,547	$74,842
Due from factor, net of reserves of $8,158 and $173,805, respectively	24,068	94,194
Accounts receivable, net of reserves of $286,241 and $1,138,664, respectively:
- Purchased by factor with recourse	3,065,490	1,668,498
- Others	374,166	548,548
Inventories	4,417,490	9,328,581
Income taxes receivable	1,481,788	1,419,697
Prepaid expenses and other current assets	768,363	1,283,990
Total current assets	10,175,912	14,418,350
Property and equipment, net of accumulated depreciation	558,468	1,771,868
Total assets	$10,734,380	$16,190,218

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Bank overdraft	$54,901	$75,764
Accounts payable	3,975,801	2,577,454
Short-term borrowings	12,217,207	12,582,129
Due to related parties	321,282	279,336
Notes payable to majority shareholder	837,670	1,398,842
Current portion of convertible debt	1,020,650	-
Advances under joint venture	500,000	-
Accrued expenses and other current liabilities	526,286	1,620,954
Total current liabilities	19,453,797	18,534,479
Non-current portion of convertible debt	1,020,650	-
Non-current portion of notes payable to majority shareholder	1,124,200	-
Total liabilities	21,598,647	18,534,479

Stockholders' deficiency:
Preferred stock $0.001 stated value, 5,000,000 shares authorized, 1,000,000 Series A convertible shares issued with 6% cumulative dividend of the designated purchase price and initial conversion price of $0.7347	1,000	1,000
Common stock $0.001 par value, 75,000,000 shares authorized, 26,232,200 shares issued and outstanding	26,232	26,232
Additional paid-in capital	9,617,328	8,059,648
Accumulated deficit	(20,508,827)	(10,431,141)
Total stockholders' deficiency	(10,864,267)	(2,344,261)
Total liabilities and stockholders' deficiency	$10,734,380	$16,190,218

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007

Net sales	$3,550,913	$9,458,399	$16,817,825	$26,300,592

Cost of goods sold	2,029,550	8,511,248	13,604,370	17,092,681

Gross profit	1,521,363	947,151	3,213,455	9,207,911

Selling, distribution & administrative expenses	2,836,337	4,492,960	11,726,490	13,070,619

Loss before other expenses	(1,314,974)	(3,545,809)	(8,513,035)	(3,862,708)

Other expenses (other income):
- Interest expense	373,714	453,302	1,173,124	1,205,835
- Closure of retail stores	109,446	-	638,064	-
- Debt forgiveness	(524,763)	-	(524,763)	-
- Loss on modification of debt	978,226	-	978,226	-

Net loss	$(2,251,597)	$(3,999,111)	$(10,777,686)	$(5,068,543)

Loss per common share, basic and diluted	$(0.09)	$(0.15)	$(0.41)	$(0.19)

Weighted average shares outstanding, basic and diluted	26,232,200	26,232,200	26,232,200	26,154,422

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

	Preferred Shares Issued		Common Shares Issued		Additional
		Par Value		Par Value	Paid In	Accumulated
	Number	0.001	Number	0.001	Capital	Deficit	Total

Balance, December 31, 2007	1,000,000	$1,000	26,232,200	$26,232	$8,059,648	$(10,431,141)	$(2,344,261)

Fair value of vested stock options	-	-	-	-	149,453	-	149,453

Foregiveness of debt by majority shareholder	-	-	-	-	-	700,000	700,000

Discount associated with warrants and convertibility feature of initial issuance of investor notes	-	-	-	-	595,600	-	595,600

Discount associated with warrants and convertibility feature of issuance of amended investor notes	-	-	-	-	693,470	-	693,470

Discount associated with warrants on note issued to majority shareholder	-	-	-	-	119,157	-	119,157

Net loss for the period	-	-	-	-	-	(10,777,686)	(10,777,686)

Balance, September 30, 2008	1,000,000	$1,000	26,232,200	$26,232	$9,617,328	$(20,508,827)	$(10,864,267)

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BLUE HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

	2008	2007
Cash flows from operating activities:
Net loss	$(10,777,686)	$(5,068,543)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	391,786	312,442
Fair value of vested stock options	149,453	254,488
Amortization of debt discount	160,825	-
Provision for loss on closure of retail stores	638,064	-
Loss on modification of debt	978,226	-
Changes in assets and liabilities:
Accounts receivable	(1,222,608)	4,154,729
Due from factor	70,126	(1,295,837)
Income taxes receivable	(62,091)	1,969,729
Inventories	4,911,091	(3,549,054)
Due to related parties	41,946	(624,375)
Deferred income taxes	-	4,033
Prepaid expenses and other current assets	515,627	(496,192)
Bank overdraft	(20,863)	637,016
Accounts payable	1,091,347	(1,955,466)
Other current liabilities	(399,368)	(91,553)
Net cash used in operating activities	(3,534,125)	(5,748,583)

Cash flows from investing activities:
Purchase of equipment	(204,750)	(582,282)
Net cash used in investing activities	(204,750)	(582,282)

Cash flows from financing activities:
Short-term borrowings	(364,922)	4,436,503
Advances from majority shareholder	1,382,184	2,006,533
Issuance of convertible notes	2,191,318	-
Advances, joint venture	500,000	-
Net cash provided by financing activities	3,708,580	6,443,036

Net (decrease) increase in cash	(30,295)	112,171
Cash at beginning of period	74,842	109,031
Cash at end of period	$44,547	$221,202

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,173,125	$1,205,835

Cash paid for income tax	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Forgiveness of debt from majority stockholder	$700,000	$-

Cumulative effect of adoption of FIN 48	$-	$52,465

Discount associated with warrants on note issued to majority stockholder	$119,157	$-

Fair value of discount associated with convertibility feature of notes and warrants:
Original issuance	$595,600	$-
Amended issuance	$693,470	$-

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

(a) Basis of Presentation

The interim condensed consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2008 and the results of operations for the three and nine months ended September 30, 2008 and 2007. The condensed consolidated balance sheet as of December 31, 2007 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been presented in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on October 1, 2008.

The Company’s results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

(c) Nature of Operations

The Company operates exclusively in the wholesale apparel industry. The Company designs, develops, markets and distributes high fashion jeans and accessories under the brand names Antik Denim, Yanuk and Taverniti So Jeans. The Company’s products currently include jeans, jackets, belts, purses and T-shirts. The Company currently sells its products in the United States, Canada, Japan and the European Union directly to department stores and boutiques and through distribution arrangements in certain foreign jurisdictions. The Company is headquartered in Commerce, California and maintains showrooms in New York and Los Angeles. The Company opened a retail store in Los Angeles during August 2005 and another store in San Francisco in July 2006. The retail operations, which were not significant to the consolidated operations, were closed during the three months ended September 30, 2008.

(d) Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $8,631,943 and utilized cash of $4,046,796 in operating activities during the year ended December 31, 2007, and had a stockholders’ deficiency of $2,344,261 as at December 31, 2007. During the nine months ended September 30, 2008, the Company had a net loss of $10,777,686 and utilized cash of $3,534,125 in operating activities, and had a stockholders’ deficiency of $10,864,267 at September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

The Company has already in 2008 sought to, and may continue to seek to, finance future capital needs through various means and channels, such as issuance of long-term debt or sale of equity securities. On March 5, 2008, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an institutional investor, and amended that same agreement on July 30, 2008. Pursuant to term of the amended agreement, the Company issued an aggregate of $2.5 million of thirty-month senior secured convertible notes, and five-year warrants to purchase an aggregate of 2,187,500 shares, to the investor (see Note 8). In addition, management believes that the Company will begin to operate profitably due to improved operational results, improved margins on goods sold, and cost cutting practices.  However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its stockholders deficit or operating losses.

During the nine months ended September 30, 2008, the Company received an unsecured advance of $500,000 from a company in anticipation of entering into a joint venture. The joint venture was subsequently finalized (see Note 14).

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

(c) Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out method) or market.

(d) Advertising Costs

Advertising costs are expensed as of the first date the advertisements take place. Advertising expenses included in selling expenses approximated $6,715 and $70,931 for the three and nine months ended September 30, 2008, respectively, as compared with $165,442 and $285,016 for the same respective periods last year.

(e) Shipping and Handling Costs

Freight charges are included in selling, distribution and administrative expenses in the statement of operations and approximated $52,797 and $288,031 for the three and nine months ended September 30, 2008, respectively, as compared to $187,731 and $484,966 for the same respective periods in the prior year.

(f) Major Suppliers

We purchase our fabric, thread and other raw materials from various industry suppliers within the United States and abroad. We do not currently have any long-term agreements in place for the supply of our fabric, thread or other raw materials. The fabric, thread and other raw materials used by us are available from a large number of suppliers worldwide. During the three months ended September 30, 2008, three suppliers each accounted for more than 10% of our purchases. Purchases from those suppliers were 27.8%, 17.9% and 10.8%, respectively. During the nine months ended September 30, 2008, only one supplier accounted for more than 10% of our purchases and purchases from that supplier was 25.5%. During the three months ended September 30, 2007, three suppliers accounted for more than 10% of our purchases. Purchases from those suppliers were 12.9%, 11.2% and 10.7%, respectively. During the nine months ended September 30, 2007, two suppliers accounted for more than 10% of our purchases and purchases from these suppliers were 15.4% and 11.4%, respectively.

(g) Major Customers

During the three months ended September 30, 2008, one customer accounted for 14% of the Company’s sales. For the nine months ended September 30, 2008, two customers accounted for 26% and 11% of the Company’s sales, respectively. International sales accounted for approximately 20% and 16% of the Company’s sales during the three and nine months ended September 30, 2008, respectively, including Japan which accounted for 14% and 11%, respectively, of our total sales. As of September 30, 2008 one customer accounted for 40% of total accounts receivable.

During the three months ended September 30, 2007, one customer accounted for 11.1% of the Company’s sales. For the nine months ended September 30, 2008, two customers accounted for 10.7% and 10.5% of the Company’s sales, respectively. International sales accounted for approximately 17.9% and 20.9% of the Company’s sales during the three and nine months ended September 30, 2007, respectively, including Japan which accounted for 9.7% and 12.0%, respectively, of total sales. As of December 31, 2007 the customers accounted for 15%, 13% and 11% of total accounts receivable.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the nine months ended September 30, 2008 and 2007:

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

At September 30, 2008, potentially dilutive securities consisted of outstanding common stock options to acquire 984,500 shares, outstanding warrants to acquire 3,847,832 shares, 6,520,000 shares issuable under convertible notes, and 4,623,589 shares issuable under convertible preferred stock. At September 30, 2007, potentially dilutive securities consisted of outstanding common stock options to acquire 697,000 shares. These potentially dilutive securities were not included in the calculation of loss per share for the three and nine months ended September 30, 2008 and 2007 as they were anti-dilutive. Accordingly, for the periods ended September 30, 2008 and 2007, there is no difference between basic and diluted earnings per share.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

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

The factor agreements provide that the Company can borrow up to 90% of the value of purchased customer invoices, less a reserve of 10% of unpaid accounts purchased and 100% of all such accounts which are disputed. The factor agreements renew automatically, subject to 120 days’ termination notice from any party. The factor also makes available to all three companies a combined line of credit up to the lesser of $2.4 million and 50% of the value of eligible raw materials and finished goods. As of September 30, 2008, the factor had made advances to the Company of $12.2 million of which the Company had drawn $3.9 million against inventory, $3.0 million against accounts receivable and $5.3 million against personal guarantees of Paul Guez, our Chairman and majority stockholder, and the living trust of Paul and Elizabeth Guez. As the Company is an over-advance position, the Company has pledged to the factor the income tax receivable of approximately $1,481,000, which was received and forwarded to the factor during the month of October, 2008. Furthermore, the Company and the factor have agreed that approximately $1,738,000 of outstanding receivables owed to the Company and included in outstanding accounts receivable at September 30, 2008 will be paid directly to the factor by a customer in monthly payments of $250,000 that are due through approximately April, 2009 to reduce amounts outstanding under the factor agreements.

As of September 30, 2008, the factor holds $332,226 of accounts receivable purchased from us on a without recourse basis and has made advances to us of $300,000 against those receivables, resulting in a balance Due from Factor of $24,068, net of $8,158 of reserves. The Company has accounted for the sale of receivables to the factor in accordance with SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Also, as of September 30, 2008, the factor held as collateral $3,351,731 of accounts receivable that were subject to recourse, against which the Company has provided reserves. As of September 30, 2008, the Company had received advances totaling $12,217,207 against such receivables, eligible inventory, and on the personal guarantee of the Company’s majority stockholder.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

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

NOTE 4 - INVENTORIES

Inventories are summarized as follows:

	September 30,	December 31,
	2008	2007
	(Unaudited)

Raw Materials	$1,377,912	$2,717,085
Work-in-Process	1,017,462	962,781
Finished Goods	2,022,116	3,450,454
Finished Goods held for sale to customer	-	2,198,261
	$4,417,490	$9,328,581

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	September 30,	December 31,
	2008	2007
	(Unaudited)
Furniture	$33,317	$33,317
Leasehold Improvements	145,614	1,312,498
Computer Equipment	1,205,741	1,125,365
	1,384,672	2,471,180
Less: Accumulated depreciation and Amortization	(826,204)	(699,312)
	$558,468	$1,771,868

Depreciation expense totaled $108,154 and $124,763 for the three months ended September 30, 2008 and 2007, respectively, and for the nine months ended September 30, 2008 and 2007 totaled $391,786 and $312,442, respectively.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company purchased fabric at cost from Blue Concept, LLC, an entity which is owned by Paul Guez, the Company’s Chairman, for $1,502 and $184,830, respectively, during the three and nine months ended September 30, 2007. There were no such costs for the three or nine months ended September 30, 2008. On January 1, 2006, the Company leased its facility at Commerce, California from Azteca Production International Inc., as a sub-tenant and paid $19,030 per month through December 31, 2007, when the lease was terminated. Azteca is a company co-owned by Paul Guez. Rent expense includes $57,090 and $171,270, respectively, for payments under this lease for the three and nine months ended September 30, 2007. There were no such costs for the three nine months ended September 30, 2008.

On July 5, 2005 the Company entered into a ten-year license agreement with Yanuk Jeans, LLC, an entity that is solely owned by Paul Guez. Under the terms of the agreement, the Company became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of the Yanuk brand products to the wholesale and retail trade. The Company pays to Yanuk Jeans, LLC a royalty of six percent of all net sales of the licensed products and a guaranteed minimum royalty on an annual basis. Yanuk has agreed to waive such royalties for the years ending 2007 and 2008 and, accordingly, no royalties were paid or payable for the three or nine months ended September 30, 2008 and 2007. Additionally, during the term of the license agreement, the Company has the option to purchase from Yanuk Jeans, LLC the property licensed under the agreement.

On October 6, 2005, the Company entered into a five-year license agreement with Yanuk Jeans, LLC. Under the terms of the agreement, the Company became the exclusive licensor for the design, development, manufacture, sale, marketing and distribution of Yanuk Jeans, LLC’s U brand products to the wholesale and retail trade. The Company pays to Yanuk Jeans, LLC a royalty of five percent of all net sales of the licensed products and shall pay a guaranteed minimum royalty on an annual basis. In addition, during the term of the license agreement, the Company has the option to purchase from Yanuk Jeans, LLC the property licensed under the agreement. No royalties were paid or payable to Yanuk Jeans, LLC for the U brand products for the three or nine months ended September 30, 2008 or 2007.

Paul Guez and the living trust of Paul and Elizabeth Guez have guaranteed all advances and ledger debt due to the Company’s factor (see Note 3).

On August 27, 2005, the Company opened a retail store on Melrose Avenue, Los Angeles, California and took over all the obligations of a 10-year property lease which had previously been entered into by Blue Concept, LLC in April 2005. The lease will expire on March 15, 2015. Related rental expense included in the statements of operation for the three and nine months ended September 30, 2008 totaled $0 and $141,000, respectively. Effective June, 2008, the Company decided to close its retail stores and, accordingly, has provided for the estimated cost of such closings in the statement of operations for the nine months ended September 30, 2008 (see note 11).

Taverniti is the exclusive licensee for the design, development, manufacture, sale, marketing and distribution of the Taverniti So Jeans trademark in the denim and knit sports wear categories for men and women. It is paying royalties to Taverniti Holdings, LLC at rates varying from 5-8 percent depending upon the levels of net sales of related licensed products, pursuant to a license agreement with Taverniti Holdings, LLC. Taverniti Holdings, LLC is jointly owned by Paul Guez (60%) and Jimmy Taverniti (40%), the designer of the products for the brand, and Mr. Guez is the sole manager. The license agreement was signed in May 2004 and expires on December 31, 2015. Royalties paid or payable for the three and nine months September 30, 2008 were $105,213 and $439,618. No royalties were paid or payable for the three or nine months ended September 30, 2007, as royalties for that period were waived by Licensor.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

Company has entered into an agreement with the living trust of Paul and Elizabeth Guez, pursuant to which the Company has leased a merchandising and design facility located in Marina del Rey, California. The lease is on a “month-to-month” basis and requires that, beginning September 1, 2007, the Company pay rent at the rate of $24,000 per month. Rent expense of $72,000 and $216,000 due under this lease agreement is included in the accompanying statement of operations for the three and nine months ended September 30, 2008, respectively. Related rent expense of $24,000 is included for the three and nine months ended September 30, 2007.

Due to related parties

The Company has various due to/from accounts with related parties that relate to trade related activities. These amounts are unsecured, non-interest bearing and due on demand. The related parties are the Company’s majority stockholder (who is also the Company’s Chairman) and limited liability companies that are either owned or co-owned by the majority stockholder. Trade-related outstanding items follow regular payment terms as invoiced. As of September 30, 2008 and December 31, 2007, total trade-related items due to related parties amounted to $321,282 and $279,336, respectively.

NOTE 7 - NOTES PAYABLE TO MAJORITY STOCKHOLDER

	September 30,	December 31,
	2008	2007

(a) Line of Credit agreement	$462,933	$1,398,842
(b) Convertible Note	1,618,093	-
Less Valuation discount	(119,156)	-
Total	1,961,870	1,398,842
Less current Portion	(837,670)	-
	$1,124,200	$1,398,842

(a)  Line of credit agreement

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

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

In early May 2008, Mr. Guez informed the Company of claims for sums he believed were due and owing him pursuant to advances made to and payments made on behalf of the Company during fiscal 2007 that were separate from the revolving line. In light of this dispute, the Company’s Audit Committee conducted an internal investigation which revealed accounting errors in the Company’s related party accounts pertaining to payables due to Mr. Guez and his affiliated entities in the aggregate amount of $2,009,435, and which resulted in a revised amount due Mr. Guez of $1,398,842 as of December 31, 2007 under the above discussed line of credit agreement. As such, the Company determined that it was necessary to restate its previously filed December 31, 2007 financial statements to reflect the amount due of $1,398,842 as of that date (see Form 10-K/A filed October 1, 2008).

During the period from January 1 through March 31, 2008, Mr. Guez made further advances to the Company of $919,251 under the line of credit agreement.

On September 23, 2008, the parties entered into a Settlement Agreement and Mutual Release pursuant to which the Company rescinded Mr. Guez’s conversion of $1,400,000 of net advances made to the Company into 1,750,000 shares of our common stock, Mr. Guez forgave $700,000 of indebtedness under the revolving line effective as of March 31, 2008 (which the Company has reflected as a contribution of capital in the accompanying financial statements since it came from its majority stockholder), the Company issued an 8% Senior Secured Convertible Note in the principal amount of approximately $1,618,093 in settlement of all amounts owed to Mr. Guez and his affiliates as of the date of the settlement (see convertible note agreement below).

In addition to the above, accrued royalties of $246,933 and accrued rent of $216,000 due Mr. Guez during the nine months ended September 30, 2008 have been added to the line of credit balance. Total amount due Mr. Guez as of September 30, 2008 under the line of credit agreement was $462,933.

(b)  Convertible Note

On September 23, 2008, Mr. Paul Guez and the Company entered into a new a new 8% Senior Convertible Note agreement with Paul Guez, in full satisfaction of all amounts owed to Paul Guez, Elizabeth Guez and their Affiliates, in the principal amount of $1,618,093 bearing interest at the rate of 8% per annum, due in twenty-four monthly installments of $75,800 including principal and interest, commencing April 2009. The Note is unsecured and is subordinated in payment to indebtedness held by FTC Commercial Corp. and Gemini Master Fund, Ltd. The note is also convertible into shares of the Company’s common stock at a price of $0.40 per share. In connection with the issuance of the note, the Company granted a warrant to acquire 1,415,832 shares of common stock at an exercise price of $.40 per share.

The Company determined the value of the warrants issued with the note based upon the relative fair value of the notes and the warrants. The relative value of the warrants of $119,157 was based upon the fair value of the warrants of $128,628 as determined by the Black Scholes option pricing model. For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.5%, expected volatility of 48.2 % and an expected term of the warrants of 5 years. The relative value of the warrants was reflected as a reduction to the carrying amount of the notes (a valuation discount), and recorded as paid in capital. The valuation discount is being amortized over the term of the convertible notes as interest expense on effective interest method.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

NOTE 8 – Senior Secured Convertible Notes

Senior Convertible Notes Payable consist of the following at September 30, 2008:

September 30, 2008
Senior Convertible Notes Payable, Investor	$2,500,000
Senior Convertible Notes Payable, Finder	108,000
Accrued Interest	104,920
Valuation Discount	(671,620)
$2,041,300
Less current portion	(1,020,650)
$1,020,650

On March 5, 2008, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an institutional investor pursuant to which the Company issued an aggregate of $2.0 million of thirty-month senior secured convertible notes, and five-year warrants to purchase an aggregate of 875,000 shares, to the investor.  The convertible notes carried interest at 8% per annum on the unpaid/unconverted principal balance, and were secured on a second priority basis against all of the assets of the Company.  The convertible notes were convertible into approximately 2,500,000 shares of common stock, based on a conversion price equal to $0.80 per share.  In connection with the transactions contemplated by the Securities Purchase Agreement, the Company was required to pay its previously engaged placement agent an aggregate fee of $120,000. The fees were payable $33,600 in cash at time of closing, and issued to the placement agent a convertible note in the aggregate principal amount of $86,400 and a warrant (with the same terms as the warrants issued to the investor) to purchase 150,000 shares of Common Stock at an exercise price of $1 per share. The convertible note issued to the placement agent was convertible into 108,000 shares of common Stock at a per share price of $0.80, and had the same terms as the convertible notes issued to the Investor.

The company determined that the initial fair value of the conversion feature of the convertible notes issued to the investor was $282,452 and the initial fair value of the warrants to the investor was $250,466 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount. For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.5%, expected volatility of 48.2% and an expected term of the warrants of 5 years. The company determined that the initial fair value of the conversion feature of the convertible notes issued to the finder was $31,341 and the initial fair value of the warrants to the investor was $31,341 based upon the relative value of the Black Scholes valuation of the warrants and the underlying debt amount. For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.5%, expected volatility of 48.2% and an expected term of the warrants of 5 years. The aggregate fair value of warrants and the beneficial conversion of the convertible notes of $595,600 was reflected by the Company as a valuation discount and offset to the carrying value of the convertible notes, and were being amortized over the term of the convertible notes.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

On July 30, 2008, the Company entered into an Amendment Agreement (“Amendment Agreement”) to the previously entered Securities Purchase Agreement (the “Previous Securities Purchase Agreement”). The transactions contemplated by the Amendment Agreement closed on August 12, 2008. Under the terms of the Amendment Agreement, the Company and the Investor agreed, in exchange for the Investor’s waiver of certain breaches under the previously existing note, to exchange the previously existing note for an amended and restated 8% senior secured convertible note (“Amended and Restated Note”), and to exchange the previously existing warrant for an amended and restated warrant (“Amended and Restated Warrant”). The Amended and Restated Note has an aggregate principal amount of $2,500,000 and a term of approximately thirty months commencing from March 5, 2008. The Amended and Restated Warrant has a term of five years commencing from March 5, 2008 and entitles the Investor to initially purchase an aggregate of 2,187,500 shares of the Company’s common stock (subject to adjustment as provided in the Amended and Restated Warrant, including pursuant to economic anti-dilution adjustments) at an exercise price of $0.40 per share.

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

The Amended and Restated Note includes customary anti-dilution provisions.  While the Amended and Restated Note is outstanding, if the Company issues or sells, or is deemed to have issued or sold, any shares of common stock (other than certain excluded issuances) for a consideration per share less than the per share conversion price in effect immediately prior to such issuance or sale, then immediately after such issuance or sale the per share conversion price then in effect pursuant to the Amended and Restated Note would be reduced to the issuance price per share of such newly issued or sold securities. The Company is not required to issue, and the investors are not permitted to convert the Amended and Restated Notes into or exercise the warrants for, more than 42,000,000 shares of the Company’s common stock in the aggregate.

The maturity date of the Amended and Restated Note is September 1, 2010.  At any time after six months following the original issue date, and provided that certain equity conditions (as further set forth in the Amended and Restated Note) are met, the Company can redeem the Amended and Restated Note for cash in an amount equal to the sum of (i) 120% of the then outstanding principal amount of the convertible note, (ii) all accrued but unpaid interest thereon, and (iii) all liquidated damages and other amounts due in respect of the convertible note.

The Investor is entitled to accelerate the maturity of the Amended and Restated Note in the event that there occurs an event of default under the Amended and Restated Note, including, without limitation, if the Company fails to pay any amount under the Amended and Restated Note when due, if a judgment was rendered against the Company in an amount set forth in the Amended and Restated Note, if the Company were to breach any representation or warranty under the Previous Securities Purchase Agreement, the Amendment Agreement or other transaction documents, or if the Company failed to comply with the specified covenants set forth in the Amended and Restated Note.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

The Amended and Restated Warrants have an exercise price of $.40 per share, and include customary anti-dilution provisions.  While the Amended and Restated Warrants are outstanding, if the Company issues or sells, or is deemed to have issued or sold, any shares of common stock (other than certain excluded issuances) for a consideration per share less than the per share exercise price in effect immediately prior to such issuance or sale, then immediately after such issuance or sale the per share exercise price would be reduced to an amount determined by multiplying the exercise price then in effect by a fraction (a) the numerator of which shall be the sum of (1) the number of shares of common stock outstanding immediately prior to such issue or sale, plus (2) the number of shares of common stock which the aggregate consideration received by the Company for such additional shares would purchase at such exercise price, and (b) the denominator of which would be the number of shares of common stock outstanding immediately after such issue or sale, and the number of shares issuable upon exercise of the warrant would be increased such that the aggregate exercise price payable hereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment. The Company is not required to issue, and the investors are not permitted to convert the Amended and Restated Notes into or exercise the Amended and Restated Warrants for, more than 42,000,000 shares of our common stock in the aggregate.

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

In connection with the transactions contemplated by the Previous Securities Purchase Agreement, the Company’s majority stockholders, Paul Guez (the Company’s Chairman of the Board of Directors) and Elizabeth Guez, each entered into a Lock-Up Letter Agreement pursuant to which they agreed not to offer, sell, pledge or otherwise dispose of any shares of common stock of the Company for a 6-month period following the closing and at all times thereafter during which the Company has not been subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act for the then preceding 90 days or has failed to file all reports required for the preceding 12 months, subject to specified limited exceptions.

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

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

The Company determined that the Amendment Agreement to the previously entered Securities Purchase Agreement constituted a substantial modification of the note in accordance with EITF 96-19 “Debtors Accounting for Modification or Exchange of Debt Instruments” and concluded that a loss on the exchange of the debt of $978,226 should be recognized. The loss included the increase in the principal due under the amended investor and finder notes of $500,000 and $21,600, respectively, and expensing the remaining unamortized valuation discount from the issuance of the warrants and the conversion feature of the original investors and finders notes of $408,570 and $48,056 respectively.

The company determined that the initial fair value of the conversion feature of the Amended and Restated Note issued to the investor was $414,718 and the initial fair value of the Amended and Restated Warrant to the investor was $262,218 based upon the relative value of the Black Scholes valuation of the Amended and Restated Warrant and the underlying debt amount. For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.5%, expected volatility of 48.2% and an expected term of the Amended and Restated Warrant of 5 years. The Company determined that the initial fair value of the conversion feature of the Amended and Restated Agent Note was $27,892 and the initial fair value of the Amended and Restated Agent Warrant to the placement agent was $25,192 based upon the relative value of the Black Scholes valuation of the Amended and Restated Agent Warrant and the underlying debt amount. For the Black Scholes calculation, the Company assumed no dividend yield, a risk free interest rate of 4.5%, expected volatility of 48.2% and an expected term of the Amended and Restated Agent Warrant of 5 years.

The aggregate fair value of the Amended and Restated Warrant and the beneficial conversion of the Amended and Restated Note of $693,470 have been reflected by the Company as a valuation discount and offset to the carrying value of the Amended and Restated Note, and are amortized over the term of the Amended and Restated Note. For the nine months ended September 30, 2008, the Company amortized $195,143 of valuation discount related to these transactions which is reflected as financing costs in the Company’s consolidated statements of operations.

NOTE 9 - INCOME TAX

The Company accounts for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

Due to the net operating losses for the periods and valuation allowances on deferred tax assets, there was no provision for income taxes for the three and nine months ended September 30, 2008 and 2007.

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

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

The Company adopted the provisions of FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes,” at the beginning of fiscal year 2007. The Company has no gross unrecognized tax benefits outstanding as of either September 30, 2008 or December 31, 2007.

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

At September 30, 2008 options outstanding are as follow:

	Number of options	Weighted average exercise price
Balance at January 1, 2008	1,084,500	$2.24
Granted	75,000	$0.62
Exercised	-	-
Cancelled	(175,000)	$2.05

Balance at September 30, 2008	984,500	$2.10

Additional information regarding options outstanding as of September 30, 2008 is as follows:

	Options outstanding				Options exercisable
	Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

	$8.10	32,000	7.33	$8.10	32,000	$8.10
	$5.30	43,500	7.75	$5.30	43,500	$5.30
	$5.20	59,000	8.67	$5.20	33,000	$5.20
	$1.98	200,000	9.17	$1.98	100,000	$1.98
	$1.40	625,000	9.33	$1.40	125,000	$1.40
	$0.62	25,000	10.67	$0.62	25,000	$0.62
Total	$0.62 - $8.10	984,500	9.16	$2.10	358,500	$2.93

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

Stock based compensation expense relating to the vesting of such options, for the nine months ended September 30, 2008 and 2007, was $149,453 and $254,488, respectively. As of September 30, 2008, the unamortized value of these option awards was $170,369 which will be amortized as stock based compensation cost over the average of approximately three years as the options vest.

As of September 30, 2008, the outstanding options have no intrinsic value.

Warrants

On March 5, 2008, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) which was subsequently amended on July 30, 2008, as detailed at Note 8, and pursuant to the terms of which the Company granted five-year warrants to purchase an aggregate of 2,432,000 shares.

On September 23, 2008, the Company granted Mr. Paul Guez, its majority stockholder, a warrant to acquire 1,415,832 shares of common stock as detailed in Note 7.

At September 30, 2008, all of the warrants were exercisable and consisted of the following:

Weighted
	Number of	average
	warrants	exercise price
Balance at January 1, 2008	-	$-
Granted	3,847,832	$0.40
Exercised	-	$-
Cancelled	-	$-

Balance at September 30, 2008	3,847,832	$0.40

	Warrants Outstanding				Options exercisable
	Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

	$0.40	2,432,000	4.50	$0.40	2,432,000	$0.40
	$0.40	1,415,832	5.00	$0.40	1,415,832	$0.40
Total	$0.40	3,847,832	4.65	$0.40	3,843,832	$0.40

As of September 30, 2008, the outstanding warrants have no intrinsic value.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

NOTE 11 – CLOSURE OF RETAIL STORES

During the nine months ended of September 30, 2008, the Company decided to close its retail operations.  Accordingly, the San Francisco store was assigned to an unrelated retailer and its operations ceased effective August 1, 2008.  The Company is currently working to assign or otherwise dispose of the Los Angeles store.

The statement of operations for the nine months ended September 30, 2008 includes provision for costs related to the cessation of its operations totaling $638,064, that includes a write off of the net asset value of $331,064 of related leasehold improvements plus an accrual of $307,000 representing the management’s estimate of rental and other expenses of operating the stores during the closing period.

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

Mr. Adams was to have performed specific design, marketing and promotional services, and in consideration of such services the Company issued to Mr. Adams as base compensation 175,000 shares of its common stock, valued at $ $108,356, and to be amortized as earned over a one year period beginning in May 2007 when the shares were issued.. Amortization of the value of the shares issued resulted in the recognition of compensation expense during the year ended December 31, 2007 of $58,948, leaving an unamortized balance at that date of $49,408. The Company and Mr. Adams have agreed to terminate the agreement, with Mr. Adams retaining the 175,000 shares previously issued. Accordingly, during the nine months ended September 30, 2008, the $49,408 has been amortized and is reflected as compensation expense for that period.

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

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

On January 12, 2007, the Company entered into a License Agreement with Faith Connexion S.A.R.L., a company formed under the laws of France (“Faith”). Pursuant to the License Agreement, Faith granted an exclusive right and license to use the Faith Connexion trademark for the manufacture, marketing, promotion, sale, distribution and other exploitation of men’s and women’s hoodies, t-shirts, sweatshirts, sweatpants and hats in North America (including Canada), South America, Japan and Korea. Compensation for use of the Faith Connexion trademark will consist of a royalty calculated as 9% of the Company’s net sales arising from products bearing the Faith Connexion trademark in the first two years, and 9.5% of net sales in year three. The License Agreement has a term of three years as follows: the first year is comprised of 18 months, year two is comprised of the next six months, and year three is comprised of the following 12 months. Per the agreement, the Company guaranteed payment of royalties on identified minimum net sales amounts ranging from $3.5 to $10 million over each of the three years (equal to minimum royalties of $450,000, $315,000, and $950,000, in each of years one (first eighteen months), two (next 6 months) and three (next twelve months), respectively, and to spend at least 3% of actual net sales amounts on marketing and advertising the Faith Connexion trademarked products in the territory. During the three months ended September 30, 2008 and 2007, the Company recorded royalty expense of $0 and $75,000, respectively; and for the corresponding nine month periods recorded expense of $$214,179 and $225,000, respectively. On June 16, 2008, the parties terminated the License Agreement.

On April 27, 2007, Antik Denim, LLC (“Antik”), a California limited liability company and our wholly-owned subsidiary, executed a License Agreement (the “Mercier License Agreement”) dated to be effective as of April 18, 2007, by and between Antik and Mercier SARL, a company formed under the laws of France (“Mercier”). Pursuant to terms of the Mercier License Agreement, Antik granted an exclusive right and license to use the Antik Denim trademark for the manufacture, marketing, promotion, sale, distribution and other exploitation of denim and sportswear apparel in Europe. Compensation for use of the Antik Denim trademark will consist of a royalty calculated as 10% of Mercier’s net sales arising from products bearing the Antik Denim trademark. The Mercier License Agreement has an initial term of twenty (20) months, and includes four (4) one (1)-year extension options available to Mercier to the extent it achieves specified minimum net sales. Mercier has agreed to guarantee payment of royalties on an identified minimum net sales amount of $2.5 million during the initial twenty (20) month term, and on identified minimum net sales amounts ranging from $2.5 million to $10 million over the eligible extension terms. In connection with these minimum net sales, the Mercier License Agreement provides for an upfront minimum guarantee advance of $250,000 which has been received by the Company and of which $112,500 is recorded as deferred revenue earned as of September 30, 2008, and an aggregate of minimum royalty payments of $2.5 million for the years 2009 though 2012 assuming the Mercier License Agreement is renewed at the end of 2008.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

Effective October 31, 2008, the Company entered into a Joint Venture Agreement (the “JV Agreement”) with Headgear, Inc. pursuant to which the Company and Headgear formed a limited liability company named “Blue Holdings Headgear JV LLC” (the “JV”) to act as the distributor of the Company’s apparel lines within the United States. Previously, Headgear had advanced $500,000 to the Company to finance the initial order of merchandise and the Company had issued to Headgear a $500,000 promissory note to evidence the advance. Pursuant to the JV Agreement, Headgear advanced an additional $250,000 to the Company and will advance an additional $1,000,000 to the Company over the next four months. Such $1,250,000 may be used by the Company as working capital and is to be repaid out of the Company’s portion of the operating profits of the JV.

The JV will act as the distributor of the Company’s product lines under the brands “Taverniti So Jeans,” “Antik Denim” and “Yanuk” within the United States. The JV will be financed by Headgear. The Company and Headgear will each own 50% of the equity of the JV. It is anticipated that initially the JV will market the Company’s products to all of the current customers of the Company and Headgear. In addition to products developed by the Company, the JV will also distribute non-denim products developed by Headgear for distribution by the JV under the Taverniti So Jeans, Antik Denim and Yanuk brands. The Company will continue to source the denim products bearing its brands to be sold by the JV and will sell such products to the JV at a discount from their regular wholesale prices. Likewise, Headgear will source the non-denim products developed by it for sale by the JV and sell such products to the JV at a discount from their regular wholesale prices.

The JV will have the right to enter into licenses for the sale within the U.S. of products under the Company’s brands for which it is acting as distributor. The license fees will be split equally between the Company and the JV.

Concurrently with the effectiveness of the JV Agreement, the Company, Headgear and Paul Guez, the Company’s chairman and majority shareholder, entered into an Ancillary Agreement (the “Ancillary Agreement”) with respect to certain other matters related to the formation of the JV and the operations of the Company. Pursuant to the Ancillary Agreement Mr. Guez is to convert the 1,000,000 shares of Series A Preferred Stock of the Company he currently holds into 4,623,589 shares of the Company’s common stock. The Ancillary Agreement further provides that Mr. Guez and his affiliates are to deposit into escrow 10,415,975 shares of the Company’s common stock and 707,916 warrants to purchase the common stock of the Company currently held by them (collectively, the “Escrowed Securities”). If (a) the JV achieves (i) sales during the twelve months ended June 30, 2010, equal to or greater than 150% of the full price sales revenue of the Company during the year ended December 31, 2008, and (ii) a net profit of $1.5 million, (b) Headgear becomes a co-guarantor along with Mr. Guez of the Company’s obligations to its factor or Mr. Guez is relieved of his personal guaranty to the Company’s factor, (c) neither the Company nor Headgear defaults in any of its material obligations under the JV Agreement or the Operating Agreement of the JV, and (d) certain other conditions are met, the Escrowed Securities will be delivered to Headgear. In addition, if the Escrowed Securities are delivered to Headgear and Mr. and Mrs. Guez shall exercise their right to convert any of the 8% Senior Secured Convertible Promissory Note in the principal amount of $1,618,093 held by them into shares of the Company’s Common Stock, Headgear shall have the right to purchase one-half of such shares from them at the conversion price.

As consideration for their entry into the Ancillary Agreement, the Company issued to Headgear an option to purchase 10 million shares of its common stock at $0.25 per share and to Mr. Guez an option to purchase 3 million shares of its common stock at $0.25 per share, provided that both options may only be exercised if the Escrowed Securities are released to Headgear as described above.

BLUE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

Pursuant to the Ancillary Agreement Mr. Guez assigned his 60% membership interest in Taverniti Holdings, LLC, the entity that owns the “Taverniti So Jeans” brand to the Company. The assignment of such interest is to be effective upon the release of the Escrowed Securities to Headgear and requires receipt of the approval of such transfer by Jimmy Taverniti, the other member of Taverniti Holdings LLC. Mr. Guez also assigned to the Company all revenues and distributions to be derived from his interest in Taverniti Holdings pending receipt of the consent of Mr. Taverniti and release of the Escrowed Securities. In consideration for such assignments, effective upon the release of the Escrowed Securities to Headgear, Mr. Guez is to receive 5 million shares of the Company’s common stock. In addition, Mr. Guez, effective upon the release of the Escrowed Securities to Headgear, assigned his interest in the Yanuk brand to the Company, along with all revenues and distributions to be derived from the Yanuk brand pending completion of the assignment of the brand to the Company, except that Mr. Guez retained the right to all revenues derived from the brand outside the United States. In consideration for such assignments of the Yanuk brand, effective upon the release of the Escrowed Securities to Headgear, Mr. Guez is to receive 2 million shares of the Company’s common stock.

In addition to the rights and obligations described above, the Ancillary Agreement provides that if the Escrowed Securities are released to Headgear and certain other conditions are satisfied no later than January 2, 2011, for no additional consideration, the operations of the JV shall be merged or consolidated into the Company. Pending such merger, Headgear shall have the right to appoint one individual to the Board of Directors of the Company.

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

Description of Business

Overview

Blue Holdings, Inc. designs, develops, markets and distributes high end fashion jeans, apparel and accessories under the brand name names Antik Denim, Yanuk and Taverniti So Jeans. We plan to also design, develop, market and distribute jeans and accessories under other brands that we may license or acquire from time to time. Our products currently include jeans, jackets, belts and T-shirts. We currently sell our products in the United States, Canada, Japan and the European Union directly to department stores and boutiques and through distribution arrangements in certain foreign jurisdictions. We are headquartered in Commerce, California and maintain two showrooms in New York and Los Angeles.

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

Significant Developments

In early May 2008, Mr. Guez informed us of claims for sums he believed were due and owing him pursuant to advances made to and payments made on behalf of our company during fiscal 2007 that were separate from a revolving line of credit advanced by Mr. Guez. In light of this dispute, our Audit Committee conducted an internal investigation which revealed accounting errors in the our related party accounts pertaining to payables due to Mr. Guez and his affiliated entities in the aggregate amount of $2,009,435, and which resulted in a revised amount due Mr. Guez of $1,398,842 as of December 31, 2007 under the above discussed line of credit. As such, we determined that it was necessary to restate our previously filed December 31, 2007 financial statements.

On September 23, 2008, the parties entered into a Settlement Agreement and Mutual Release pursuant to which we rescinded Mr. Guez’s conversion of $1,400,000 of net advances made to us under our line of credit with him into 1,750,000 shares of our common stock, Mr. Guez forgave $700,000 of indebtedness under our line of credit with him, we issued an 8% Senior Secured Convertible Note with a 30-month term and a per share conversion price of $0.40 to Mr. Guez in the principal amount of approximately $1,618,093 in settlement of all amounts owed to Mr. Guez and his affiliates as of the date of the settlement (other than certain amounts outside of the line of credit accrued during fiscal 2008 and set forth in the settlement agreement), we issued a Warrant to Mr. Guez to purchase 1,415,832 shares of our common stock at a per share exercise price of $0.40 and a term of 5 years, and we, along with Mr. Guez, mutually released each other from existing claims. As of September 30, 2008, the amount due Mr. Guez under the convertible note was $1,489,365, net of $128,628 original issue discount associated with the related warrants. Total additional amounts due to Mr. Guez under the revolving line of credit were $462,933.

On June 17, 2008, we entered into a term sheet with Headgear Inc. (“Headgear”) outlining the basic business terms of a joint venture whereby we, along with Headgear, will co-market select brands, including Taverniti So Jeans and Antik Denim, to selected Headgear retailers, and jointly develop new non-denim products. Effective October 31, 2008, we entered into a Joint Venture Agreement (the “JV Agreement”) with Headgear pursuant to which we, along with Headgear, formed a limited liability company named “Blue Holdings Headgear JV LLC” (the “JV”) to act as the distributor of our apparel lines within the United States. Previously, Headgear had advanced $500,000 to us to finance the initial order of merchandise and we had issued to Headgear a $500,000 promissory note to evidence the advance. Pursuant to the JV Agreement, Headgear advanced an additional $250,000 to us and will advance an additional $1,000,000 to us over the next four months. Such $1,250,000 may be used by us as working capital and is to be repaid out of our portion of the operating profits of the JV.

The JV will act as the distributor of our product lines under the brands “Taverniti So Jeans,” “Antik Denim” and “Yanuk” within the United States. The JV will be financed by Headgear. We and Headgear will each own 50% of the equity of the JV. It is anticipated that initially the JV will market our products to all of the current customers of our company and Headgear. In addition to products developed by us, the JV will also distribute non-denim products developed by Headgear for distribution by the JV under the Taverniti So Jeans, Antik Denim and Yanuk brands. We will continue to source the denim products bearing our brands to be sold by the JV and will sell such products to the JV at a discount from their regular wholesale prices. Likewise, Headgear will source the non-denim products developed by it for sale by the JV and sell such products to the JV at a discount from their regular wholesale prices.

The JV will have the right to enter into licenses for the sale within the U.S. of products under our brands for which it is acting as distributor. The license fees will be split equally between our company and the JV.

Concurrently with the effectiveness of the JV Agreement, we, Headgear and Paul Guez, our chairman and majority shareholder, entered into an Ancillary Agreement (the “Ancillary Agreement”) with respect to certain other matters related to the formation of the JV and the operations of our company. Pursuant to the Ancillary Agreement Mr. Guez is to convert the 1,000,000 shares of our Series A Preferred Stock he currently holds into 4,623,589 shares of our common stock. The Ancillary Agreement further provides that Mr. Guez and his affiliates are to deposit into escrow 10,415,975 shares of our common stock and 707,916 warrants to purchase our common stock currently held by them (collectively, the “Escrowed Securities”). If (a) the JV achieves (i) sales during the twelve months ended June 30, 2010, equal to or greater than 150% of our full price sales revenue during the year ended December 31, 2008, and (ii) a net profit of $1.5 million, (b) Headgear becomes a co-guarantor along with Mr. Guez of our obligations to our factor or Mr. Guez is relieved of his personal guaranty to our factor, (c) neither we nor Headgear defaults in any of our material obligations under the JV Agreement or the Operating Agreement of the JV, and (d) certain other conditions are met, the Escrowed Securities will be delivered to Headgear. In addition, if the Escrowed Securities are delivered to Headgear and Mr. and Mrs. Guez shall exercise their right to convert any of the 8% Senior Secured Convertible Promissory Note in the principal amount of $1,618,093 held by them into shares of our Common Stock, Headgear shall have the right to purchase one-half of such shares from them at the conversion price.

As consideration for their entry into the Ancillary Agreement, we issued to Headgear an option to purchase 10 million shares of our common stock at $0.25 per share and to Mr. Guez an option to purchase 3 million shares of our common stock at $0.25 per share, provided that both options may only be exercised if the Escrowed Securities are released to Headgear as described above.

Pursuant to the Ancillary Agreement Mr. Guez assigned his 60% membership interest in Taverniti Holdings, LLC, the entity that owns the “Taverniti So Jeans” brand to us. The assignment of such interest is to be effective upon the release of the Escrowed Securities to Headgear and requires receipt of the approval of such transfer by Jimmy Taverniti, the other member of Taverniti Holdings LLC. Mr. Guez also assigned to us all revenues and distributions to be derived from his interest in Taverniti Holdings pending receipt of the consent of Mr. Taverniti and release of the Escrowed Securities. In consideration for such assignments, effective upon the release of the Escrowed Securities to Headgear, Mr. Guez is to receive 5 million shares of our common stock. In addition, Mr. Guez, effective upon the release of the Escrowed Securities to Headgear, assigned his interest in the Yanuk brand to us, along with all revenues and distributions to be derived from the Yanuk brand pending completion of the assignment of the brand to us, except that Mr. Guez retained the right to all revenues derived from the brand outside the United States. In consideration for such assignments of the Yanuk brand, effective upon the release of the Escrowed Securities to Headgear, Mr. Guez is to receive 2 million shares of our common stock.

In addition to the rights and obligations described above, the Ancillary Agreement provides that if the Escrowed Securities are released to Headgear and certain other conditions are satisfied no later than January 2, 2011, for no additional consideration, the operations of the JV shall be merged or consolidated into we. Pending such merger, Headgear shall have the right to appoint one individual to our Board of Directors.

On September 15, 2008, we received notification from the Nasdaq Hearings Panel (the “Panel”) that the Panel had determined to delist our shares from the Nasdaq Capital Market and suspend trading of those shares effective at the open of business on Wednesday, September 17, 2008. Our common stock is now quoted on the Pink Sheets electronic over-the-counter market maintained by the Pink OTC Markets, Inc., and we anticipate that our common stock will be quoted on the OTC Bulletin Board in the near future provided that a market maker's application is cleared by the NASD.

Results of Operations

The following table sets forth, for the periods indicated, certain data derived from our condensed consolidated statements of operations and certain such data expressed as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net Sales	$3,550,914	$9,458,399	$16,817,825	$26,300,592
Gross Profit	$1,521,363	$947,151	$3,213,455	$9,207,911
Percentage of net sales	43%	10%	19%	35%
Selling, distribution & administrative expenses	$2,836,337	$4,492,960	$11,726,490	$13,070,619
Percentage of net sales	80%	48%	70%	50%
Net income (loss)	$(2,251,597)	$(3,999,111)	$(10,777,686)	$(5,068,543)
Percentage of net sales	-63%	-42%	-64%	-19%

Three Months Ended September 30, 2008 vs. 2007

Net sales decreased from $9.5 million for the three months ended September 30, 2007 to $3.6 million for the three months ended September 30, 2008. The sales were negatively impacted due to the lack of credit, recessionary economic climate and weak retail denim market. Secondly, we are still experiencing server delivery problems, which have continued to hinder our performance.

Gross profit for the three months ended September 30, 2008 increased to $1.52 million from $0.95 million in the three months ended September 30, 2007. The increase in gross profit, which was achieved despite a decrease in net sales, was largely due to our having dealt with excess and obsolete inventory in prior periods, resulting in a greater proportion of current goods being sold at a normal gross margin.

Selling, distribution and administrative expenses for the three months ended September 30, 2008 totaled $2.84 million compared with $4.50 million for the three months ended September 30, 2007. The principal components for the three months were payroll and related costs of $1.21 million (compared to $2.04 million last year), rentals of $0.18 million ($0.22 million last year), professional fee expenses of 0.29 million ($0.19 million in the same period of 2007), stock-based compensation of $0.05 million ($0.12 million in the same period last year), and credit and collection costs of $0.15 million (versus $0.21 million in the previous year).

Net Loss after provision for taxes in the third quarter of 2008 was $2.25 million or 63% of net sales compared to $4.49 million or 48% of net sales in the third quarter of 2007. Basic and diluted loss per share decreased to $0.09 from $0.15 in the same period of last year. For the quarters ended September 30, 2008 and 2007, the Company provided $0 for income tax. The net loss for the three months ended September 30, 2008 were negatively impacted by provision of $978,226 for accounting losses related to modification of senior convertible notes payable.

Nine Months Ended September 30, 2008 vs. 2007

During the nine months ended September 30, 2008, net sales and, in particular, gross margin were impacted by our strategic decision to reduce excess inventory through discounted merchandise and substantially increased markdown levels. In addition, late deliveries and the softening of the denim market had a significant impact on both net sales and gross margin. Net sales decreased from $26.3 million for the nine months ended September 30, 2007 to $16.8 million for the nine months ended September 30, 2008. The sales were negatively impacted due to the lack of credit, recessionary economic climate and weak retail denim market. Secondly, we are still experiencing severe delivery problems, which have continued to hinder our performance.

Gross profit for the nine months ended September 30, 2008 decreased to $3.2 million from $9.2 million in the nine months ended September 30, 2007. The decrease in gross profit was largely due to heavy discounts on the sale of $2 million of old inventory from prior seasons, and also due to production inefficiencies resulting in diluted gross profit. During the period, the Company experienced a dramatic reduction in the price at which it could sell its off-price product. There is a rather restricted avenue of distribution for off-price denim product and that market at this time is deluged with excess inventory, resulting in substantially lower selling prices. However, we expect our gross margin to improve in the future, an improvement already experienced to some degree during the three months ended September 30, 2008.

Selling, distribution and administrative expenses for the nine months ended September 30, 2008 totaled $11.7 million compared with $13.1 million for the nine months ended September 30, 2007. The principal components for the nine months were payroll and related costs of $4.3 million (compared to $5.76 million last year), rentals of $0.96 million ($0.69 million last year), professional fee expenses of $1.03 million ($0.65 million in the same period of 2007), and stock-based compensation of $.26 million ($0.14 million in the same period last year). The first none months of 2008 was adversely impacted by design and sampling costs totaling $0.67 million (versus $0.52 million in the previous year), including the writeoff of $0.25 million of samples previously valued as inventory. Also, credit and collection costs of $1.04 million in the first nine months (versus $0.53 million in the previous year) increased, largely due to a charge of $0.30 million taken as a reserve against due from factor, as well as an increase in bad debt writeoffs totaling $0.34 million.

Net Loss after provision for taxes for the first nine months of 2008 was $10.78 million or 64% of net sales compared to $5.07 million or 19% of net sales for the first nine months of 2007. Basic and diluted loss per share increased to $0.41 from $0.19 in the same period of last year. For the nine month periods ended September 30, 2008 and 2007, the Company provided $0 for income tax.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, we utilized cash of $3.53 million in operating activities during the nine months ended September 30, 2008, and had a stockholders’ deficiency of $10.85 million at September 30, 2008. The cash shortfall was primarily due to the nine month operating loss of $10.79 million plus an increase of $1.40 million in accounts receivable. These uses of cash were partially offset by a decrease in inventories of $4.91 million, a reduction in prepaid expenses and other current assets of $0.52 million and an increase in accounts payable of $1.09 million. Net cash provided by financing activities was $3.21 million due to proceeds from issuance of convertible notes of $2.19 million, an increase in advances from majority stockholder of $1.38 million, less a reduction in short term borrowings of $0.36 million. These factors raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the fiscal year ended December 31, 2007 (as restated).

Our primary source of liquidity is expected to be cash flow generated from operations, cash and cash equivalents currently on hand, and working capital attainable through both our factor and our majority stockholder. We have already in 2008 sought to, and will continue to seek to, finance future capital needs through various means and channels, such as issuance of long-term debt or sale of equity securities. A tax recovery and refund of approximately $1.4 million was received in October 2008, and, as previously agreed, the amount recovered was delivered to our factor.

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

On June 17, 2008, we entered into a term sheet with Headgear outlining the basic business terms of a joint venture whereby we, along with Headgear, will co-market select brands, including Taverniti So Jeans and Antik Denim, to selected Headgear retailers, and jointly develop new non-denim products. Effective October 31, 2008, we entered into a Joint Venture Agreement with Headgear pursuant to which we, along with Headgear, formed a limited liability company named “Blue Holdings Headgear JV LLC” (the “JV”) to act as the distributor of our apparel lines within the United States. Previously, Headgear had advanced $500,000 to us to finance the initial order of merchandise and we had issued to Headgear a $500,000 promissory note to evidence the advance. Pursuant to the JV Agreement, Headgear advanced an additional $250,000 to us and will advance an additional $1,000,000 to us over the next four months. Such $1,250,000 may be used by us as working capital and is to be repaid out of our portion of the operating profits of the JV.

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

In addition, the factor also makes available to all three companies a combined line of credit up to the lesser of $2.4 million and 50% of the value of eligible raw materials and finished goods. As of September 30, 2008, the factor had made advances to us of $12.2 million, of which we had drawn an estimated $3.9 million against inventory, $3.0 million against accounts receivable and $5.3 million against personal guarantees of Paul Guez, our Chairman and majority stockholder, and the living trust of Paul and Elizabeth Guez. As we are in an over-advance position, we have agreed with the factor that we will pledge to them the income tax receivable of approximately $1,400,000. Furthermore, we have agreed with the factor that approximately $1,738,000 of outstanding receivables owed to us and included in outstanding accounts receivable at September 30, 2008 will be paid directly to the factor by the customer in monthly payments of $250,000 that are due through approximately April 2009 to reduce amounts outstanding under the factor agreements.

From time to time, our majority stockholder, Mr. Paul Guez, has made advances to us to support our working capital needs. These advances were non-interest bearing. On July 1, 2006, Mr. Guez converted the advances to a line of credit in an agreement with us. The line of credit allows us to borrow from him up to a maximum of $3 million at an annual interest rate of 6%. We may repay the advances in full or in part at any time until the credit line expires on December 31, 2008. As of September 30, 2008, Mr. Guez was owed $432,933 under the credit line.

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

As of September 30, 2008, the factor holds $0.33 million of accounts receivable purchased from us on a without recourse basis and has made advances to us of $300,000 against those receivables, resulting in a balance amount Due from Factor of $24,068, net of reserves. The Company has accounted for the sale of receivables to the factor in accordance with SFAS No.140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

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

If we are unable to successfully raise the capital we need, or experience significant reductions in sales, we may need to reduce the scope of our business to fully satisfy our future short-term liquidity requirements. If we cannot raise additional capital or reduce the scope of our business, we may be otherwise unable to achieve our goals or continue our operations. During the nine months ended September 30, 2008, we had a net loss of $10,777,686 and utilized cash of $3,534,125 in operating activities, and had a stockholders’ deficiency of $10,864,267 at September 30, 2008. These factors raise substantial doubt about our ability to continue as a going concern. In addition, our auditors have included in their report on our financial statements for the year ending December 31, 2007 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

Disruptions in the operation of our new distributor, Blue Holdings Headgear JV, LLC, would have a materially adverse impact on our business.

We entered into a Joint Venture Agreement with Headgear pursuant to which we, along with Headgear, formed a limited liability company named “Blue Holdings Headgear JV LLC” to act as the distributor of our apparel lines within the United States. The JV will act as the distributor of our product lines under the brands “Taverniti So Jeans,” “Antik Denim” and “Yanuk” within the United States. Our dependence on the JV’s distribution operation could subject us to difficulty in ensuring timely delivery of products to our customers. The JV’s failure to ship products to our customers in a timely manner could cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders resulting in reduced revenues. Additionally, if we experience a significant increase in demand, the JV may have to expand its distribution capacity. We cannot be assured that this capacity will be expanded in a manner sufficient to handle the increased demand. Failing to sufficiently increase capacity may also cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales and margins.

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

We have one customer who accounted for approximately 48% of our total receivables at September 30, 2008 and two customers that accounted for 26% and 11%, respectively, of our sales for the nine months ended September 30, 2008. A decrease in business from or loss of any significant customer would have a material adverse effect on our results of operations. Additionally, certain retailers, including some of our customers, have experienced in the past, and may experience in the future, financial difficulties which increase the risk of extending credit to such retailers and the risk that financial failure will eliminate a customer entirely. These retailers have attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors. There can be no assurance that we will remain a preferred vendor for our existing customers. Further, there can be no assurance that our factor will approve the extension of credit to certain retail customers in the future. If a customer’s credit is not approved by the factor, we could assume the collection risk on sales to the customer itself, require that the customer provide a letter of credit, or choose not to make sales to the customer.

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

As of November 17, 2008, our executive officers and directors owned approximately 69.9% of the outstanding shares of our common stock. As of November 17, 2008, our Chairman, Paul Guez, and his affiliates collectively owned approximately 68.2% of the outstanding shares of our common stock. We also issued 1,000,000 Series A convertible preferred shares to Mr. Guez in satisfaction of $2,556,682 of advances to us by Mr. Guez. The Series A preferred shares are convertible into 4,623,589 shares of common stock and vote with our common stock on an as-converted basis on all matters presented to our stockholders. Accordingly, our executive officers and key personnel have the ability to affect the outcome of, or exert considerable influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of our company or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of our company. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

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

Management, with participation by our CEO and CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as of September 30, 2008, the end of the period covered by this report.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, because of the material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of September 30, 2008.

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

Changes in Internal Control over Financial Reporting

There has not been any material change in our internal control over financial reporting during the nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting, except for the remediation changes discussed below.

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

BLUE HOLDINGS, INC.

Date: November 19, 2008	By:	/s/ David Lasell
David Lasell
Interim Chief Accounting Officer

Exhibit Index

Exhibit Number	Description of Exhibit

10.1
Settlement Agreement and Mutual Release dated September 23, 2008, among the Registrant, Paul Guez, Elizabeth Guez, The Paul and Beth Guez Living Trust, Blue Concept, LLC, Taverniti Holdings, LLC and Yanuk Jeans, LLC.

10.2
From of Promissory Note in favor of Headgear, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-33297) filed with the Securities and Exchange Commission on November 5, 2008.

10.3
Joint Venture Agreement effective October 31, 2008, between the Registrant and Headgear, Inc. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-33297) filed with the Securities and Exchange Commission on November 5, 2008.

10.4
Operating Agreement of Blue Holdings Headgear JV LLC dated October 31, 2008. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-33297) filed with the Securities and Exchange Commission on November 5, 2008.

10.5
Ancillary Agreement dated October 31, 2008, among the Registrant, Paul Guez and Headgear, Inc. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-33297) filed with the Securities and Exchange Commission on November 5, 2008.

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